Form 10-Q
period 1996-03-31
CHARTER FINANCIAL INC
filed 1996-05-16
CIK 947122

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31,
                              1996



                  File Commission No. 0-27304


                    Charter Financial, Inc.
                    ------------------------
     (Exact name of registrant as specified in its charter)


                            Illinois
                            --------
 (State or other jurisdiction of incorporation or organization)


                           37-1345386
                           ----------
              (I.R.S. Employer Identification No.)

               114 West Broadway
              Sparta, Illinois                 62286
               -----------------               -----
    (Address of principal executive office)  (Zip Code)


Registrant's telephone number, including area code:  (618) 443-2166
                                                    -------------
                          Not Applicable
                          --------------
       (Former name, former address and former fiscal year,
                  if changed since last report)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes [X]  No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,974,380 shares of the Bank's common stock outstanding as of April 22, 1996.

              CHARTER FINANCIAL, INC. AND SUBSIDIARY

                              INDEX


PART I   FINANCIAL INFORMATION                        PAGE


Item 1.  Financial Statements

         -  Consolidated Balance Sheets

         -  Consolidated Statements of Income           2

         -  Consolidated Statement of Stockholders'
              Equity                                    3

         -  Consolidated Statements of Cash Flows

         -  Notes to Consolidated Financial Statement


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                    1


PART II  OTHER INFORMATION                             19


SIGNATURES                                             21

             CHARTER FINANCIAL, INC. AND SUBSIDIARY

                   Consolidated Balance Sheets

              March 31, 1996 and September 30, 1995
                           (Unaudited)

                                                      March 31,            September 30,
                                                        1996                   1995
                                                    ------------           -------------
Assets:
- ------

Cash                                                $  1,529,347           $  1,097,732
Interest-bearing deposits                             11,823,970              5,250,071
Investment securities, net                            52,195,762             52,784,304
Mortgage-backed securities, net                       16,761,753             16,669,791
Loans receivable, net                                208,298,510            206,073,777
Accrued interest receivable                            2,281,444              2,112,947
Real estate acquired by foreclosure, net                 160,158                140,239
Stock in Federal Home Loan Bank, at cost               1,484,000              2,140,000
Office properties and equipment, at cost
  less accumulated depreciation                        3,721,505              3,737,740
Prepaid expenses and other assets                        378,361              1,070,713
Deferred tax asset, net                                  523,064                266,122
Cost in excess of fair value of net
  assets acquired                                        551,278                617,696
Core deposit intangible                                1,102,776              1,173,823
                                                    ------------           ------------
                                                    $300,811,928           $293,134,955
                                                    ------------           ------------
                                                    ------------           ------------

Liabilities and Stockholders' Equity:
- ------------------------------------

Deposits                                             200,334,573            197,103,081
Accrued interest on deposits                             515,272                513,182
Borrowed money                                        32,443,087             57,079,749
Advance payments by borrowers for taxes
  and insurance                                        1,069,258                848,082
Income taxes payable                                     288,125                 73,933
Accrued expenses and other liabilities                 1,768,296              1,894,948
                                                    ------------           ------------
    Total liabilities                                236,418,611            257,512,975
                                                    ------------           ------------

Stockholders' Equity:
  Preferred stock, $0.10 par value per share:
    1,000,000 shares authorized; none issued                  --                     --
  Common stock, $0.10 par value per share:
    8,000,000 shares authorized; 4,974,380 shares
    issued at March 31, 1996 and $1.00 par value
    per share:  20,000,000 shares authorized;
    2,171,125 shares issued at September 30, 1995        497,438              2,171,125
    Additional paid-in capital                        37,525,564              7,399,095
    Retained earnings - substantially restricted      28,156,975             26,763,369
    Unrealized gain (loss) on securities available
      for sale, net                                     (27,467)                301,058
    Unamortized restricted stock awards                 (70,163)               (148,667)
    Unearned ESOP shares                             (1,689,030)               (864,000)
                                                   ------------            ------------
         Total stockholders' equity                  64,393,317              35,621,980
                                                   ------------            ------------
                                                   $300,811,928            $293,134,955
                                                   ------------            ------------
                                                   ------------            ------------

See accompanying notes to unaudited consolidated financial statements.

              Charter Financial, Inc. and Subsidiary

                Consolidated Statements of Income

            For the three months and six months ended
         March 31, 1996 (unaudited) and 1995 (unaudited)

                                                                  For the                       For the
                                                             Three Months Ended             Six Months Ended
                                                                  March 31,                    March 31,
                                                            ---------------------         --------------------
                                                              1996         1995             1996        1995
                                                            --------     --------         --------    --------
Interest income:
 Loans receivable                                           $4,456,871   $3,790,638       $8,928,969  $7,269,089
 Mortgage-backed securities                                    285,288      274,044          564,788     521,548
 Investments                                                   870,901      845,272        1,738,917   1,647,968
 Other                                                          78,612       31,364          149,136      53,441
                                                            ----------   ----------       ----------  ----------
  Total interest income                                      5,691,672    4,941,318       11,381,810   9,492,046
                                                            ----------   ----------       ----------  ----------
Interest expense:
 Deposits                                                    2,173,167    1,708,561        4,375,149   3,403,310
 Borrowed money                                                474,190      744,428        1,242,268   1,267,048
                                                            ----------   ----------       ----------  ----------
  Total interest expense                                     2,647,357    2,452,989        5,617,417   4,670,358
                                                            ----------   ----------       ----------  ----------
  Net interest income                                        3,044,315    2,488,329        5,764,393   4,821,688
Provision for losses on loans                                   30,000       30,000           60,000      60,000
                                                            ----------   ----------       ----------  ----------
  Net interest income after provision
   for losses on loans                                       3,014,315    2,458,329        5,704,393   4,761,688
                                                            ----------   ----------       ----------  ----------
Noninterest income:
 Late charges and other loan fees                               75,697       63,318          144,078     109,694
 Deposit account fees                                          180,492      158,712          367,104     318,232
 Commissions and fees                                           89,291      106,287          129,604     198,385
 Other                                                          93,371       50,498          161,721     134,557
                                                            ----------   ----------       ----------  ----------
  Total noninterest income                                     438,851      378,815          802,507     760,868
                                                            ----------   ----------       ----------  ----------
Noninterest expense:
 Compensation and employee benefits                            873,310      776,992        1,731,459   1,513,695
 Office buildings and equipment                                141,334      113,179          278,613     228,554
 Data processing                                                95,302      114,590          179,513     255,026
 Advertising                                                    88,743       21,164          125,385      59,859
 Deposit insurance premiums                                    106,535      106,650          207,413     222,280
 Other                                                         380,574      265,519          798,548     551,848
 Provision for losses and expenses
  on real estate acquired by foreclosure                           981        7,412           32,263       9,334

 Amortization of cost in excess of fair value
  of net assets acquired                                        33,065       34,252           66,418      68,817
                                                            ----------   ----------       ----------  ----------
  Total noninterest expense                                  1,719,844    1,439,758        3,419,612   2,909,413
                                                            ----------   ----------       ----------  ----------
    Income before income taxes                               1,733,322    1,397,386        3,087,288   2,613,143
Income taxes                                                   718,025      545,307        1,279,041   1,048,836
                                                            ----------   ----------       ----------  ----------
    Net income                                              $1,015,297   $  852,079       $1,808,247  $1,564,307
                                                            ----------   ----------       ----------  ----------
                                                            ----------   ----------       ----------  ----------

Earnings per share                                          $     0.21   $     0.20       $     0.39  $     0.36
                                                            ----------   ----------       ----------  ----------
                                                            ----------   ----------       ----------  ----------

See accompanying notes to unaudited consolidated financial statements.

                        Charter Financial, Inc. and Subsidiary

                      Consolidated Statement of Stockholders' Equity

                              Six Months Ended March 31, 1996
                                        (Unaudited)

                                                                          Unrealized gain
                                                            Retained         (loss) on      Unamortized
                                             Additional     earnings,        securities      restricted   Unearned       Total
                                 Common       paid-in    substantially     available for      stock        ESOP       stockholders'
                                  stock       capital     restricted         sale, net        awards      shares        equity
                                 ------      ----------  -------------    ----------------  -----------   --------    -------------

Balance, September 30, 1995     $ 2,171,125   $ 7,399,095  $26,763,369        $ 301,058      $(148,667)  $  (864,000)  $35,621,980

Net income                               --            --    1,808,247               --             --            --     1,808,247
Sale of common stock                291,941    27,822,449           --               --             --      (969,030)   27,145,360
Cancellation of Charter Bank,
  S.B. common stock owned by
  Charter Bancorp, M.H.C.        (1,191,000)    1,190,000           --               --             --            --            --
Exchange of Charter Bank, S.B.
  common stock owned by
  minority stockholders            (780,591)      780,591           --               --             --            --            --
Refund of fractional shares              --        (2,326)          --               --             --            --        (2,326)
Capital contribution from
 Charter Bancorp, M.H.C.                 --       100,000           --               --             --            --       100,000
Amortization of restricted
 stock awards                            --            --           --               --         70,164            --        70,164
Cancellation of restricted
 stock awards                          (834)       (7,506)          --               --          8,340            --            --
Amortization of unearned ESOP
 shares                                  --       189,710           --               --             --       144,000       333,710
Exercise of stock options             5,797        53,551           --               --             --            --        59,348
Dividends declared on common
 stock                                   --            --     (414,641)              --             --            --      (414,641)
Change in unrealized gain
 (loss) on securities
 available for sale, net                 --            --           --         (328,525)            --            --      (328,525)
                                -----------   -----------  -----------        ---------      ---------   -----------   -----------
Balance, March 31, 1996         $   497,438   $37,525,564  $28,156,975        $ (27,467)     $ (70,163)  $(1,689,030)  $64,393,317
                                -----------   -----------  -----------        ---------      ---------   -----------   -----------
                                -----------   -----------  -----------        ---------      ---------   -----------   -----------

See accompanying notes to unaudited consolidated financial statements.

              CHARTER FINANCIAL, INC. AND SUBSIDIARY

              Consolidated Statements of Cash Flows

             Six Months Ended March 31, 1996 and 1995
                           (Unaudited)

                                                      March 31,              March 31,
                                                        1996                   1995
                                                    ------------           -------------
Cash flows from operating activities:
Net income                                          $  1,808,247           $  1,564,307
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization:
   Office properties and equipment                       220,438                151,749
   Discounts related to purchase accounting              (33,223)               (28,596)
   Cost in excess of fair value of net
    assets acquired                                       66,418                 68,817
   Fees, discounts and premiums                       (1,588,973)              (443,621)
   Stock plans                                           403,874                287,280
  Decrease  in accrued interest receivable              (168,497)              (104,440)
  Increase (decrease) in accrued interest on
   deposits                                                2,090                 (3,712)
  Provision for losses on loans                           60,000                 60,000
  Stock dividend of FHLB                                      --                (27,000)
  Net change in income taxes                             214,192                308,835
  Net change in other assets and other
   liabilities                                           417,890               (146,330)
                                                    ------------           ------------
   Net cash provided by operating activities           1,402,456              1,687,289
                                                    ------------           ------------

Cash flows from investing activities:
 Principal repayments on:
  Loans receivable                                    48,814,401             32,501,729
  Mortgage-backed securities                           1,885,211              1,121,168
  Investment securities                                  922,640                997,311
 Proceeds from sale of loans receivable                1,266,543                     --
 Maturity of investment securities                     8,500,000              5,549,250
 Proceeds from redemption of FHLB stock                  656,000                     --
 Purchase of:
  Loans receivable                                   (16,584,064)            (3,959,049)

  Mortgage-backed securities                          (2,032,884)            (2,542,936)

  Investment securities                               (9,447,909)            (7,974,219)

  FHLB Stock                                                  --               (482,900)
 Cash invested in loans receivable                   (34,099,498)           (34,605,725)
 Proceeds from sales of real estate acquired
  by foreclosure,net                                      75,263                     --
 Purchase of office properties and equipment            (204,203)              (768,567)
                                                    ------------           ------------
   Net cash used in investing activities                (248,500)           (10,163,938)
                                                    ------------           ------------
Cash flows from financing activities:

 Increase (decrease) in deposits                       3,231,492            (10,791,320)
 Increase (decrease) in securities sold
  under agreements to repurchase, net                      7,338             (1,995,051)
 Repayments of ESOP indebtedness                        (144,000)              (144,000)
 Increase (decrease) in other borrowings, net        (24,500,000)            21,890,000
 Increase in advance payments by borrowers
  for taxes and insurance                                221,176                685,726
 Proceeds from sale of common stock, net              27,145,360                     --
 Exercise of stock options                                59,348                     --
 Dividends paid                                         (269,156)            (1,467,599)
 Capital contribution from Charter Bancorp, M.H.C.       100,000                     --
                                                    ------------           ------------
  Net cash provided by financing activities            5,851,558              8,177,756
                                                    ------------           ------------
  Net increase (decrease) in cash and cash
   equivalents                                         7,005,514               (298,893)
Cash and cash equivalents, beginning of period         6,347,803              8,428,024
                                                    ------------           ------------
Cash and cash equivalents, end of period            $ 13,353,317           $  8,129,131
                                                    ------------           ------------
                                                    ------------           ------------

Supplemental disclosure of cash flow information:
 Interest paid                                      $  5,643,819           $  4,677,167
 Taxes paid                                            1,064,848                740,000
 Loans transferred to real estate acquired by
  foreclosure                                            132,654                151,261
 Interest credited to deposits                         2,879,942              2,287,000
 Securities transferred to available for sale          5,971,820                     --
                                                    ------------           ------------
                                                    ------------           ------------

See accompanying notes to unaudited consolidated financial statements.

              Charter Financial, Inc. and Subsidiary

            Notes to Consolidated Financial Statements

(1)  Stock Conversion
     ----------------

     On December 28, 1995, Charter Financial, Inc. (the "Company"), the newly formed stock holding company for Charter Bank, S.B. (the "Bank"), completed its initial stock offering in which the Company sold 2,919,414 shares of its common stock, $0.10 par value per share, in a subscription and community offering. The sale of the Company's common stock at a price of $10 per share resulted in total net proceeds of approximately $28.1 million. In addition, the Company disbursed $969,030 for the purchase of 96,903 ESOP shares.

     Contemporaneously with the subscription and community offering, an additional 2,054,602 shares of the Company's common stock were issued in exchange for the 986,051 shares of the Bank's outstanding common stock not held by Charter Bancorp, M.H.C. (the "Mutual Holding Company") in a share exchange whereby each share of the Bank's common stock was converted into the right to receive 2.0839 shares (the "Conversion Ratio") of the Company's common stock.

(2)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim consolidated financial statements have read, or have access to, the Bank's latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1995 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

     All adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and six month periods ended March 31, 1996 and 1995. The unaudited consolidated financial statements contained herein for the periods prior to the completion of Charter Financial, Inc.'s stock offering are those of Charter Bank, S.B. and Sparta First Service Corporation, the Bank's wholly owned subsidiary, as a predecessor entity. For information on earnings per share data - see footnote 5.

              Charter Financial, Inc. and Subsidiary

            Notes to Consolidated Financial Statements

     Operating results for the three and six month periods ended
     March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

(3)  Principles of Consolidation
     ---------------------------

     The accompanying unaudited consolidated financial statements include the accounts of Charter Financial, Inc., Charter Bank, S.B. and Sparta First Service Corporation. All significant intercompany items have been eliminated.

(4)  Accounting Developments
     ------------------------

     Accounting by Creditors for Impairment of a Loan. In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), which became effective for the Company beginning October 1, 1995. SFAS 114 requires a lender to consider a loan to be impaired if the lender believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loan valuation allowance equal to the difference between the present value of the estimated future cash flows discounted at the loan's effective rate and the current book value of the loan. This accounting change will significantly change the accounting by lenders presently allowed under SFAS 15. Based upon the status of the loan portfolio, the adoption of SFAS 114 did not have a material effect on the Company's financial position.

     Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. During October 1994, the FASB issued Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures (SFAS 118) which amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Prior to the issuance of SFAS 118, SFAS 114 provided for two alternative income recognition methods to be used to account for changes in the net carrying amount of an impaired loan subsequent to the initial measurement of impairment. Under the first income recognition method, a creditor would accrue interest on the net carrying amount of the loan as an adjustment to the provision for losses. Under the second income recognition method, a creditor would recognize all changes in the net carrying amount of the loan as an adjustment to the provision for losses on loans. While those income recognition methods are no longer required, SFAS 118 does not preclude a creditor from using either of these methods.

              Charter Financial, Inc. and Subsidiary

            Notes to Consolidated Financial Statements

     The impact of initially applying SFAS 114 and SFAS 118 was not reported as an accounting change; rather, it was reported as a component of the provision for losses on loans charged to operations. SFAS 114 and SFAS 118 are required to be accounted for on a prospective basis and were implemented on October 1, 1995.

     Accounting for Investments in Debt and Equity Securities. On November 15, 1995, the Financial Accounting Standards Board issued a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (the Special Report). Due to uncertainties surrounding the regulatory capital treatment for unrealized gains and losses on available for sale securities at the time SFAS 115 was required to be implemented, the Special Report was issued to allow all entities a one-time opportunity to reconsider their ability and intent to hold securities to maturity and transfer securities from held to maturity without "tainting" the remainding held to maturity securities. Those securities transferred would be accounted for prospectively under SFAS 115. These transfers were only allowed during the period from the date of issuance of the Special Report through December 31, 1995.

     As a result of the Special Report, management reconsidered the classification of held to maturity securities and transferred $5,971,820 of investment securities to available for sale as of December 15, 1995. As a result of the transfers: a market valuation account was established for the available for sale securities of $96,697 to decrease the recorded balance of such securities at December 15, 1995 to their fair value on that date: a deferred tax asset of $36,745 was recorded to reflect the tax effect of the market valuation account: and the net decrease resulting from the market valuation adjustment at December 15, 1995 of $59,952 was recorded as a separate component of stockholders' equity.

     Accounting for Mortgage Servicing Rights. In May 1995, the FASB issued Statement of Financial Accounting Standards 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, Accounting for Certain Mortgage Banking Activities, to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values, if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be

              Charter Financial, Inc. and Subsidiary

            Notes to Consolidated Financial Statements

     allocated to the mortgage loans, and no cost should be allocated to mortgage servicing rights. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 must be applied prospectively for fiscal years beginning after December 15, 1995, with earlier adoption encouraged, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS 122. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS 122 is prohibited. The Company plans to adopt the provisions of SFAS 122 effective October 1, 1996. Management does not believe the adoption of SFAS 122 will have a material effect on the Company's financial position.

     Accounting for Impairment of Long-Lived Assets. In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 is effective for fiscal years beginning after December 15, 1995. Earlier application is permitted. SFAS 121 will require, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has not determined when it will adopt the provisions of SFAS 121, but believes that the adoption of SFAS 121 will not have a material impact on the Company's financial statements.

     Disclosures of Certain Significant Risks and Uncertainties. In December 1994, the AICPA issued SOP 94-6, "Disclosure of Certain Significant Risks and Uncertainties." SOP 94-6 is effective for fiscal years ending after December 15, 1995. Earlier application is permitted. SOP 94-6 will require, among other things, that entities include in their financial statements disclosures about the nature of their operations and the use of estimates in the preparation of financial statements. In addition, SOP 94-6 requires disclosures about current vulnerability due to certain concentrations. Management has not determined when it will adopt the provisions of SOP 94-6, but believes that the adoption of SOP 94-6 will not have a material impact on the Company's financial statements.

(5)  Earnings Per Share
     ------------------

     Earnings per share are based upon the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method. For purposes of computing

            Charter Financial, Inc. and Subsidiary

            Notes to Consolidated Financial Statements

     earnings per share, only Employee Stock Option Plan ("ESOP") shares that have been committed to be released are considered outstanding.

     Earnings per share have been computed based upon net income for the three months ended March 31, 1996 and 1995, using weighted average common shares of 4,816,511 and 4,305,323, respectively. Earnings per share for the six months ended March 31, 1996 and 1995 have been computed based upon net income for the six months using weighted average common shares of 4,592,839 and 4,297,760, respectively. The weighted average common shares for 1996 and 1995 have both been adjusted for the impact of the Conversion Ratio in order to provide for comparative earnings per share figures.

(6)  Recent Event
     ------------

     On January 26, 1996, the Company, the Bank and Community Savings Bank of Marion, Illinois, ("Community Savings Bank") announced the execution of a definitive agreement under the terms of which the Bank intends to acquire Community Savings Bank, for a purchase price of $50.00 per share, in cash. The acquisition purchase price will be approximately $7.5 million. The transaction is expected to be completed during the third quarter of fiscal year 1996.

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     The following discussion reviews the consolidated financial condition and the results of operations of the Company and Subsidiary at and for the three and six month periods ended
March 31, 1996.

Financial Condition

Assets
- ------

     Total assets increased approximately $7.7 million, or 2.6%, to $300.8 million at March 31, 1996 from $293.1 million at September 30, 1995. For the six months ended March 31, 1996 loans receivable, net increased $2.2 million, or 1.1%, to $208.3 million from $206.1 million at September 30, 1995. This increase was primarily attributable to the $50.7 million in loan originations and purchases which increase was partially offset by $48.8 million in repayments and prepayments of loans receivable.

     Investment securities decreased approximately $589,000, or 1.1%, to $52.2 million at March 31, 1996 from $52.8 million at September 30, 1995. This decrease was primarily due to the maturity of $8.5 million of investment securities, the $923,000 in principal repayments and the $556,000 change in unrealized losses on investment securities held as available for sale. The decreases were partially offset by the $9.4 million purchase of investment securities.

     Mortgage-backed securities increased approximately $92,000, or 0.6%, to $16.8 million at March 31, 1996 from $16.7 million at September 30, 1995. The increase in mortgage-backed securities resulted from $2.0 million in purchases, which increase was partially offset by $1.9 million in repayments and prepayments, as well as, a $30,000 change in unrealized gain on mortgage-backed securities held as available for sale.

Liabilities

     Deposits increased approximately $3.2 million, or 1.6%, to $200.3 million at March 31, 1996 from $197.1 million at September 30, 1995. The increase was primarily the result of the increase in personal and commercial checking accounts.

     Borrowed money decreased by $24.6 million, or 43.2%, to $32.4 million at March 31, 1996 from $57.1 million at September 30, 1995. The decrease resulted primarily from the decrease in short term advances from the FHLB as repayments were made from proceeds received in the subscription and community offering of the Company's common stock.

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Results of Operations

     The Company's net income increased $163,000, or 19.2%, to $1.0 million for the three months ended March 31, 1996 from $852,000 for the three months ended March 31, 1995. Net income increased $244,000, or 15.6%, to $1.8 million for the six months ended
March 31, 1996, as compared to $1.6 million for the same period in fiscal year 1995. Information for the three and six months ended March 31, 1995 reflects the results of operations of Charter Bank, S.B. and subsidiary only.

     Return on average assets and return on average stockholders' equity were 1.35% and 7.02%, respectively, for the second quarter of fiscal year 1996 compared to 1.27% and 10.4%, respectively, for the second quarter of fiscal year 1995. Return on average assets and return on average stockholders' equity were 1.21% and 7.46%, respectively, for the six months ended March 31, 1996, and 1.18% and 9.71%, respectively, for the same period in fiscal year 1995.

Interest Income

     Interest income totaled $5.7 million for the quarter ended March 31, 1996, as compared to $4.9 million for the quarter ended March 31, 1995, an increase of $750,000, or 15.2%. The increase resulted primarily from an increase of $31.0 million in average interest-earning assets of which $28.1 million represented the net proceeds of the Company's stock offering as well as an increase in the average yield on interest-earning assets to 7.90% from 7.69%. The increase resulted primarily from a change in the asset portfolio mix as well as the increase in the ratio of interest-earning assets to interest-bearing liabilities.

     Interest income totaled $11.4 million for the six months ended March 31, 1996, an increase of $1.9 million, or 19.9%, compared to $9.5 million for the same period in fiscal year 1995. This increase was primarily the result of an increase in yields on average interest-earning assets to 8.00% from 7.44% as well as the increase of $29.5 million in average interest-earning assets.

     Interest income on loans receivable totaled $4.5 million and $3.8 million for the three months ended March 31, 1996 and 1995, respectively. The increase resulted primarily from the increase in the average yield on loans receivable to 8.50% from 8.33% as well as an increase in average loans receivable of $27.8 million. For the six months ended March 31, 1996 and 1995, interest income on loans receivable totaled $8.9 million and $7.3 million, respectively. The increase reflects the increase in average loans receivable of $26.0 million as well as an increase in the average yield on loans receivable to 8.66% from 8.06%.

             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     The income on the mortgage-backed securities portfolio increased $11,000, or 4.1%, to $285,000 for the quarter ended
March 31, 1996 compared to $274,000 for the quarter ended March 31, 1995. The increase in interest income on the mortgage-backed securities was primarily the result of an increase in the average yield on mortgage-backed securities to 7.02% from 6.05% which increase was partially offset by a $1.9 million decrease in average mortgage-backed securities outstanding. Interest income on mortgage-backed securities for the six months ended March 31, 1996, increased $43,000, or 8.3%, to $565,000 from $522,000 for the same period in fiscal year 1995. The increase reflects the increase in the average yield on mortgage-backed securities to 7.04% from 5.85%.

     Interest income on investment securities increased by $26,000, or 3.0%, to $871,000 for the three months ended March 31, 1996, from $845,000 for the same period in fiscal year 1995. The increase resulted primarily from the increase in average investment securities, including FHLB stock, of $1.7 million. The average yield on investment securities remained relatively level.

     Average investment securities, including FHLB stock, increased $1.9 million when comparing the six months ended March 31, 1996 and 1995. Additionally, the average yield on investment securities increased to 6.19% from 6.07%, respectively, for the same periods in fiscal years 1996 and 1995. The increases resulted in an increase in income on investments of $91,000, or 5.5%, to $1.7 million for the six months ended March 31, 1996, when compared to $1.6 million for the six months ended March 31, 1995.

     Other interest income increased $47,000, or 150.6%, for the three months ended March 31, 1996 to $79,000 from $31,000 for the same period in fiscal year 1995. The increase was primarily the result of an increase in average interest-bearing assets by $3.4 million as well as the increase in the average yield to 4.91% from 4.05%.

     For the six months ended March 31, 1996 and 1995, other interest income was $149,000 and $53,000, respectively. The increase in other interest income of $96,000, or 179.1%, reflects the increase in average interest-bearing deposits of $3.4 million as well as the increase in the average yield on interest-bearing deposits to 4.96% from 4.04%.

Interest Expense

     Interest expense increased $194,000, or 7.9%, to $2.6 million for the quarter ended March 31, 1996 compared to $2.5 million for the quarter ended March 31, 1995. The increase resulted from the increase in the cost of average deposits to 4.40% from 3.79% which increase was partially offset by the decrease in the cost of average borrowed money to 5.15% from 5.68%.

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Additionally, the increase reflects the increase in average deposits by $17.5 million which increase was partially offset by $15.6 million decrease in average borrowed money.

     Interest expense increased $947,000, or 20.3%, for the six months ended March 31, 1996 to $5.6 million from $4.7 million for the same period during fiscal year 1995. The increase resulted from the $15.9 million increase in average deposits which increase was partially offset by the $4.9 million decrease in average borrowed money, as well as the increase in the average cost of funds on interest-bearing liabilities to 4.68% from 4.08%.

Net Interest Income

     Net interest income totaled $3.0 million and $2.5 million for the three months ended March 31, 1996 and 1995, respectively, reflecting an increase of $556,000, or 22.3%. The increase reflects the increase in the net interest margin to 4.23% from 3.87% as well as the increase to the ratio of average interest-earning assets to average interest-bearing liabilities to 122.87% from 110.51%.

     For the six months ended March 31, 1996 and 1995, net interest income was $5.8 million and $4.8 million, respectively. The increase of $943,000, or 19.6%, in net interest income was the result of an increase in the net interest margin to 4.05% from 3.78% as well as an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 118.49% from 111.30%.

Provision for Losses on Loans

     During the three months ended March 31, 1996 and 1995, $30,000 was added to the allowance for loan losses. During the six months ended March 31, 1996 and 1995, $60,000 was added to the allowance for loan losses. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup of the portfolio to determine whether any loans require classification or the establishment of additional reserves. Total nonperforming loans increased to $1.3 million at March 31, 1996 from $663,000 at September 30, 1995. Management determined that the allowance at March 31, 1996 was adequate to absorb potential losses. At March 31, 1996, the allowance for loans losses totaled $2.2 million, or 167.78%, of nonperforming loans.

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Noninterest Income

     The principal sources of noninterest income include late charges and other loan fees, deposit account fees, and commissions and fees from brokerage activities. Noninterest income for the quarter ended March 31, 1996 increased $60,000, or 15.8%, to $439,000 compared to $379,000 for the same period in fiscal year 1995. The increase is primarily the result of an increase in deposit account fees and other noninterest income which increase was partially offset by a decrease in commissions and fees.

     Noninterest income increased $42,000, or 5.5%, to $803,000 for the six months ended March 31, 1996 when compared to $761,000 for the same period in fiscal year 1995. The increase is primarily the result of an increase in late charges and other loan fees and an increase in deposit account fees which increases were partially offset by a decrease in commissions and fees.

Noninterest Expense

     Noninterest expense totaled $1.7 million and $1.4 million for the quarters ended March 31, 1996 and 1995, respectively, an increase of $280,000 or 19.5%.

     Compensation and employee benefits increased $96,000, or 12.4%, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. For the six months ended
March 31, 1996, compensation and employee benefits increased approximately $218,000, or 14.4%, to $1.7 million from $1.5 million for the six months ended March 31, 1995. The principal reason for the increase in compensation and employee benefits is due to the increased cost of stock plans as well as an increase in the number of employees.

     Office building and equipment expenses increased $28,000, or 24.9%, to $141,000 for the three months ended March 31, 1996, compared to $113,000 for the same period in fiscal year 1995. For the six months ended March 31, 1996, office building and equipment expenses increased $50,000, or 21.9%, to $279,000 from $229,000 for the same period in fiscal year 1995. The increase resulted primarily from the additional branch office acquired in May of 1995.

     For the three months ended March 31, 1996, data processing decreased $19,000, or 16.8%, to $95,000 from $115,000 for the same period in fiscal year 1995. The decrease resulted primarily from the conversion to an in-house data processing system. Conversion expenses resulted in higher data processing expenses for the quarter ended March 31, 1995.

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Advertising expenses increased to $89,000 for the three months ended March 31, 1996 as compared to $21,000 for the same period in fiscal year 1995. The $68,000 increase resulted primarily from expenses related to new product promotions.

     Other noninterest expense increased $115,000, or 43.3%, to $381,000 for the three months ended March 31, 1996 as compared to $266,000 for the same period in fiscal year 1995. For the six months ended March 31, 1996 and 1995, other noninterest expenses were $799,000 and $552,000, respectively. The increase is primarily a result of increased professional fees and provisions for losses on memorandum and deficiency judgements.

Income Taxes

     Income taxes increased approximately $173,000 for the three months ended March 31, 1996 as compared to March 31, 1995. The effective income tax rate was 41.4% and 39.0% at March 31, 1996 and 1995, respectively.

     For the six months ended March 31, 1996 and 1995, income taxes were $1.3 million and $1.0 million, respectively. The effective income tax rate was 41.4% at March 31, 1996, compared to 40.1% at March 31, 1995.

Net Income

     Net income totaled $1.0 million for the quarter ended March 31, 1996 as compared with $852,000 for the quarter ended March 31, 1995. The increase resulted primarily from an increase in net interest income which increase was partially offset by an increase in noninterest expense and an increase in income taxes.

     Net income increased $244,000, or 15.6%, to $1.8 million for the six months ended March 31, 1996 as compared to $1.6 million for the same period in fiscal year 1995. The increase reflects the increase in the net interest income which was partially offset by an increase in noninterest expense and income taxes.

Nonperforming Assets

     The following table sets forth information with respect to nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Generally, loans are placed on nonaccrual status when they are more than 90 days contractually delinquent, and in the opinion of

             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


management, collection of additional interest is unlikely. Other nonperforming assets represent property acquired through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value or the principal balance of the related loan.

     Nonperforming residential real estate of $791,000 at March 31, 1996 increased $247,000, or 45.4%, from the level of nonperforming residential real estate at September 30, 1995. Nonperforming consumer loans increased to $145,000 at March 31, 1996 from $119,000 at September 30, 1995 as a result of increased delinquency in the indirect automobile portfolio. The Company's automobile portfolio decreased to $47.0 million at March 31, 1996 from $49.9 million at September 30, 1995.

     At March 31, 1996, the Company had $380,000 in nonaccrual commerical real estate loans of which $178,000 was classified as loss due to the bankruptcy of a commercial business. Adequate allowance for losses have been established for these loans.

                                                   March 31,     September 30,
                                                     1996            1995
                                                   ---------     ------------
                                                       (In Thousands)

Loans accounted for on a nonaccrual basis:
  Residential real estate                          $  791        $  544
  Commercial real estate                              380            --
  Consumer                                            145           119
  Commercial business                                   1            --
                                                   ------        ------
    Total                                           1,317           663

Total real estate acquired through foreclosure        160           140
                                                   ------        ------
Total nonperforming assets                         $1,477        $  803
                                                   ------        ------
                                                   ------        ------
Total nonperforming assets to total assets           0.49%         0.27%
                                                   ------        ------
                                                   ------        ------

Liquidity and Capital Resources

     Total stockholders' equity at March 31, 1996 was $64.4 million, an increase of approximately $28.8 million, or 80.8%, from $35.6 million at September 30, 1995. The increase was largely attributable to the $28.1 million in net proceeds received from the subscription and community offering of the Company's common stock.

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     The Company's primary sources of funds include deposits, principal and interest payments on loans, investments and mortgage-backed securities, maturities of investments and mortgage-backed securities, borrowings from the Federal Home Loan Bank and repurchase agreements. While maturities and scheduled repayments on loans, mortgage-backed securities and investments are predictable sources of funds, deposit flows and prepayments are greatly influenced by market interest rates and competition. The Company's most liquid assets are cash and interest-bearing deposits. At March 31, 1996 and September 30, 1995, the Company's cash and interest-bearing deposits totaled $13.4 million and $6.3 million, respectively. The Company's other sources of liquidity include investment securities classified as available for sale and the proceeds from Federal Home Loan Bank advances which totaled $18.3 million at March 31, 1996.

     As of March 31, 1996, the Bank exceeded all capital requirements. The required, actual, and excess capital levels as of March 31, 1996 are as follows:

                                 Required                  Actual           Excess of
                          ---------------------     -------------------    Actual Over
                                          % of                    % of     Regulatory
                          Amount         Assets     Amount       Assets    Requirement
                          ------         ------     ------       ------    -----------
Tier 1 (Core) Capital
Leverage Ratio         $ 8,908,376        3.00%  $ 50,642,374    16.96%    $ 41,733,998

Tier 1 Risk-Based
Capital Ratio            6,965,602        4.00%    50,642,374    29.08%      43,676,772

Tier 2 Risk-Based
Capital Ratio           13,931,205        8.00%    52,519,797    30.16%      38,588,592

     At March 31, 1996, the Bank was required to maintain minimum levels of liquid assets by FDIC regulations. The Bank's liquidity policy, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings and is currently 5.00%. The Bank historically has maintained a level of liquid assets in excess of requirements, and the Bank's liquidity ratio averaged 10.31% during the month of March 1996. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset/liability management objectives. For information regarding funds which the Bank had on deposit with a financial institution which was seized by state banking regulatory authorities; see, Part II, Other Information.

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Impact of Inflation and Changing Prices

     The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Recent Developments

     The deposits of savings associations such as the Company are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for both BIF and SAIF-insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. As a result, BIF members generally would pay lower premiums than the SAIF members. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant competitive disadvantage to BIF members due to higher costs for deposit insurance. A recapitalization plan under consideration by the Treasury Department, the FDIC, the OTS and the Congress reportedly provides for a one-time assessment of .85% to .90% to be imposed on all deposits assessed at the SAIF rates in order to recapitalize the SAIF and eliminate the disparity. No assurance can be given, however, as to whether the recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF member institutions.

     During May 1995, the Company purchased the DuQuoin branch of First of America Bank, Springfield, Illinois, assuming $21.1 million in deposit liabilities. These deposits will continue to be insured by BIF and, therefore, subject to the lower deposit premium.

                       Part II - Other Information
                       ---------------------------


Item 1.   Legal Proceedings
          -----------------

     From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company.


Item 2.   Changes in Securities
          ---------------------

          Not applicable


Item 3.   Defaults upon Senior Securities
          -------------------------------

          Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Subsequent Event
          ----------------

          None

Item 6.   Other Information
          -----------------

          In connection with its mutual holding company reorganization and stock offering in October 1993, the Company's employee stock ownership plan and trust (the "ESOP") borrowed funds from Nationar, a New York trust company which is owned by savings banks in New York state, and used such funds to purchase eight percent of the shares of the Company's common stock in the offering. All of such shares were pledged as collateral to support the ESOP loan. On February 6, 1995, Nationar was seized by the New York Banking Department because of liquidity problems and continuing losses. The unpaid principal balance of the ESOP loan was $792,000 as of December 31, 1995. In connection with the ESOP loan, the Bank's mutual holding company entered into a pledge and security agreement with Nationar pledging cash deposits to secure the ESOP loan.

Subsequent to entering into the loan agreement, the Bank deposited approximately $340,000 in a non-insured interest-earning deposit account with Nationar. As trustee, the New York Banking Department is currently in the process of selling all of the ESOP loans made by Nationar, along with the collateral supporting those loans. Although the Bank maintains that the entire amount of its deposits in Nationar should be treated as collateral and sold with the Nationar ESOP loans, the Superintendent of Banking may determine not to treat such deposits as collateral. If the deposits are not treated as collateral, the Bank would be a general creditor of Nationar with respect to such deposits and, based on the Superintendent's most recent interim report, a loss of $.15 to $.20 per dollar may occur. However, it is not clear at the present time whether such deposits will be treated as collateral, and, accordingly, the Company cannot determine the likelihood that the above-referenced loss would occur. The Company has established an allowance for loss of $68,000.

     On January 26, 1996, the Company, the Bank and Community Savings Bank of Marion, Illinois, ("Community Savings Bank") announced the execution of a definitive agreement under the terms of which the Bank intends to acquire Community Savings Bank, for a purchase price of $50.00 per share, in cash. The acquisition purchase price will be approximately $7.5 million. The acquisition is subject to approval by shareholders of Community Savings Bank and to receipt of regulatory approval. The closing of the transaction is contemplated in the third quarter of fiscal year 1996.

Item 7.   Exhibits and Reports
          --------------------

     None

                            SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHARTER FINANCIAL, INC.

Date: April 26, 1996               (s) John A. Becker
      --------------               -------------------------
                                   John A. Becker
                                   Chairman of the Board
                                    and President

Date: April 26, 1996               (s) Michael R. Howell
      --------------               -------------------------
                                   Michael R. Howell
                                   Executive Vice President
                                    and Treasurer
                                   (Chief Financial Officer