Form 10-Q
period 1996-06-30
CHARTER FINANCIAL INC
filed 1996-08-14
CIK 947122

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
               FOR THE PERIOD ENDED JUNE 30, 1996



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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,725,661 shares of the Bank's common stock outstanding as of July 22, 1996.
PAGE

              CHARTER FINANCIAL, INC. AND SUBSIDIARY

                              INDEX


PART I   FINANCIAL INFORMATION                        PAGE


Item 1.  Financial Statements

         -  Consolidated Balance Sheets

         -  Consolidated Statements of Income           2

         -  Consolidated Statement of Stockholders'
              Equity                                    3

         -  Consolidated Statements of Cash Flows

         -  Notes to Consolidated Financial Statement


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                     8


PART II  OTHER INFORMATION                             19


SIGNATURES                                             21

PAGE

              CHARTER FINANCIAL, INC. AND SUBSIDIARY

                   Consolidated Balance Sheets

               June 30, 1996 and September 30, 1995
                           (Unaudited)

                                                      June 30,            September 30,
                                                        1996                   1995
                                                    ------------           -------------
Assets:
- ------

Cash                                                $  1,983,205           $  1,097,732
Interest-bearing deposits                              5,680,099              5,250,071
Investment securities, net                            65,175,931             52,784,304
Mortgage-backed securities, net                       16,450,680             16,669,791
Loans receivable, net                                260,972,132            206,073,777
Accrued interest receivable                            2,676,201              2,112,947
Real estate acquired by foreclosure, net                 511,352                140,239
Stock in Federal Home Loan Bank, at cost               1,873,000              2,140,000
Office properties and equipment, at cost
  less accumulated depreciation                        5,862,937              3,737,740
Prepaid expenses and other assets                        661,533              1,070,713
Deferred tax asset, net                                  681,822                266,122
Cost in excess of fair value of net
  assets acquired                                      3,386,626                617,696
Core deposit intangible                                1,067,253              1,173,823
                                                    ------------           ------------
                                                    $366,982,771           $293,134,955
                                                    ------------           ------------
                                                    ------------           ------------

Liabilities and Stockholders' Equity:
- ------------------------------------

Deposits                                             251,810,120            197,103,081
Accrued interest on deposits                             360,014                513,182
Borrowed money                                        45,980,709             57,079,749
Advance payments by borrowers for taxes
  and insurance                                        1,347,536                848,082
Income taxes payable                                     415,189                 73,933
Accrued expenses and other liabilities                 3,292,211              1,894,948
                                                    ------------           ------------
    Total liabilities                                303,205,779            257,512,975
                                                    ------------           ------------

Stockholders' Equity:
  Preferred stock, $0.10 par value per share:
    1,000,000 shares authorized; none issued                  --                     --
  Common stock, $0.10 par value per share:
    8,000,000 shares authorized; 4,974,380 shares
    issued at June 30, 1996 and $1.00 par value
    per share:  20,000,000 shares authorized;
    2,171,125 shares issued at September 30, 1995        497,438              2,171,125
  Treasury stock, at cost: 100,000 shares and 0
    shares at June 30, 1996 and September 30, 1995    (1,162,500)                    --
    Additional paid-in capital                        37,533,382              7,399,095
    Retained earnings - substantially restricted      28,952,569             26,763,369
    Unrealized gain (loss) on securities available
      for sale, net                                    (393,870)                301,058
    Unamortized restricted stock awards                 (32,997)               (148,667)
    Unearned ESOP shares                             (1,617,030)               (864,000)
                                                   ------------            ------------
         Total stockholders' equity                  63,776,992              35,621,980
                                                   ------------            ------------
                                                   $366,982,771            $293,134,955
                                                   ------------            ------------
                                                   ------------            ------------

See accompanying notes to unaudited consolidated financial statements.

PAGE

              Charter Financial, Inc. and Subsidiary

                Consolidated Statements of Income

            For the three months and nine months ended
          June 30, 1996 (unaudited) and 1995 (unaudited)

                                                                  For the                      For the
                                                             Three Months Ended           Nine Months Ended
                                                                  June 30,                     June 30,
                                                            ---------------------        --------------------
                                                              1996         1995            1996        1995
                                                            --------     --------        --------     --------
Interest income:
 Loans receivable                                           $4,883,520   $3,886,189      $13,812,489  $11,155,278
 Mortgage-backed securities                                    288,638      262,775          853,426      784,247
 Investments                                                   956,728      812,279        2,695,645    2,460,247
 Other                                                          70,170       40,545          219,306       93,986
                                                            ----------   ----------       ----------  -----------
  Total interest income                                      6,199,056    5,001,788       17,580,866   14,493,834
                                                            ----------   ----------       ----------  -----------
Interest expense:
 Deposits                                                    2,529,930    1,959,703        6,905,079    5,363,013
 Borrowed money                                                498,344      696,461        1,740,612    1,963,509
                                                            ----------   ----------       ----------  -----------
  Total interest expense                                     3,028,274    2,656,164        8,645,691    7,326,522
                                                            ----------   ----------       ----------  -----------
  Net interest income                                        3,170,782    2,345,624        8,935,175    7,167,312
Provision for losses on loans                                   50,000           --          110,000       60,000
                                                            ----------   ----------       ----------  -----------
  Net interest income after provision
   for losses on loans                                       3,120,782    2,345,624        8,825,175    7,107,312
                                                            ----------   ----------       ----------  -----------
Noninterest income:
 Late charges and other loan fees                              108,632       63,436          252,710      173,130
 Gain (loss) on sale of investment securities, net                  --      (13,719)              --      (13,719)
 Deposit account fees                                          202,953      177,640          570,057      495,872
 Commissions and fees                                           80,092       25,322          209,696      152,484
 Other                                                         155,557       21,032          317,278      226,812
                                                            ----------   ----------       ----------  -----------
  Total noninterest income                                     547,234      273,711        1,349,741    1,034,579
                                                            ----------   ----------       ----------  -----------
Noninterest expense:
 Compensation and employee benefits                            940,008      752,429        2,671,467    2,266,124
 Office buildings and equipment                                170,133      122,614          448,746      348,168
 Data processing                                               104,526       47,436          284,039      305,462
 Advertising                                                    61,908       37,423          187,293       97,282
 Deposit insurance premiums                                    117,587      113,071          325,000      335,351
 Other                                                         402,126      416,605        1,200,674      968,453
 Provision for losses and expenses
  on real estate acquired by foreclosure                        30,601      (13,347)          62,864       (4,013)

 Amortization of cost in excess of fair value
  of net assets acquired                                        64,158       33,946          130,576      102,763
                                                            ----------   ----------       ----------  -----------
  Total noninterest expense                                  1,891,047    1,510,177        5,310,659    4,419,590
                                                            ----------   ----------       ----------  -----------
    Income before income taxes                               1,776,969    1,109,158        4,864,257    3,722,301
Income taxes                                                   699,529      388,752        1,978,570    1,437,588
                                                            ----------   ----------       ----------  -----------
    Net income                                              $1,077,440   $  720,406       $2,885,687  $ 2,284,713
                                                            ----------   ----------       ----------  -----------
                                                            ----------   ----------       ----------  -----------

Earnings per share                      $     0.22   $     0.17       $     0.62  $      0.53
                                                            ----------   ----------       ----------  -----------
                                                            ----------   ----------       ----------  -----------

See accompanying notes to unaudited consolidated financial statements.

PAGE

                          Charter Financial, Inc. and Subsidiary

                      Consolidated Statement of Stockholders' Equity

                              Nine Months Ended June 30, 1996
                                        (Unaudited)

                                                                           Unrealized gain
                                                               Retained      (loss) on     Unamortized
                                                  Additional   earnings,     securities    restricted   Unearned       Total
                        Common        Treasury     paid-in   substantially  available for     stock       ESOP      stockholders'
                         stock         Stock       capital    restricted     sale, net       awards      shares        equity
                        ------      -----------  ----------- ------------- --------------  ----------- -----------  -------------

Balance, September 30,
 1995     $ 2,171,125   $        --  $ 7,399,095  $26,763,369     $ 301,058    $(148,667)  $  (864,000) $35,621,980

Net income                       --           --           --    2,885,687            --           --            --    2,885,687
Sale of common stock        291,941           --   27,728,948           --            --           --      (969,030)  27,051,859
Cancellation of Charter
 Bank, S.B. common stock
 owned by Charter
 Bancorp, M.H.C .        (1,190,000)          --    1,190,000           --            --           --            --           --
Exchange of Charter
 Bank, S.B. common stock
 owned by minority
 stockholders              (780,591)          --      780,591           --            --           --            --           --
Refund of fractional
 shares                          --                    (2,326)          --            --           --            --       (2,326)
Purchase of Treasury
 stock                           --   (1,162,500)          --           --            --           --            --   (1,162,500)
Capital contribution
 from Charter Bancorp,
 M.H.C.                          --           --      100,000           --            --           --            --      100,000
Amortization of
 restricted stock awards         --           --           --           --            --      107,330            --      107,330
Cancellation of
 restricted stock awards       (834)          --       (7,506)          --            --        8,340            --           --
Amortization of unearned
 ESOP shares                     --           --      291,029           --            --           --       216,000      507,029
Exercise of stock
 options                      5,797           --       53,551           --            --           --            --       59,348
Dividends declared on
 common stock                    --           --           --     (696,487)           --           --            --     (696,487)
Change in unrealized
 gain (loss) on
 securities available
 for sale, net                   --           --           --           --      (694,928)          --            --     (694,928)
                        -----------  -----------  -----------  -----------     ---------     --------   -----------  -----------
Balance, June 30, 1996  $   497,438  $(1,162,500) $37,533,382  $28,952,569     $(393,870)    $(32,997)  $(1,617,030) $63,776,992
                        -----------  -----------  -----------  -----------     ---------     --------   -----------  -----------
                        -----------  -----------  -----------  -----------     ---------     --------   -----------  -----------

See accompanying notes to unaudited consolidated financial statements.

PAGE

              CHARTER FINANCIAL, INC. AND SUBSIDIARY

              Consolidated Statements of Cash Flows

             Nine Months Ended June 30, 1996 and 1995
                           (Unaudited)

                                                      June 30,              June 30,
                                                        1996                   1995
                                                    ------------           -------------
Cash flows from operating activities:
Net income                                          $  2,885,687           $  2,284,713
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization:
   Office properties and equipment                       352,379                248,224
   Discounts related to purchase accounting              (49,834)               (70,063)
   Cost in excess of fair value of net
    assets acquired                                      130,575                102,763
   Fees, discounts and premiums                       (2,163,708)            (1,022,588)
   Stock plans                                           614,359                450,746
  Decrease  in accrued interest receivable              (242,311)                50,713
  Increase (decrease) in accrued interest on
   deposits                                             (446,591)              (191,308)
  Provision for losses on loans                          110,000                 60,000
  Stock dividend of FHLB                                      --                (27,000)
  Increase in income taxes, net                          318,722                192,304
  Loss on sale of investment securities, net                  --                 13,719
  Net change in other assets and other
   liabilities                                         1,652,062                265,974
                                                    ------------           ------------
   Net cash provided by operating activities           3,161,340              2,358,197
                                                    ------------           ------------

Cash flows from investing activities:
 Principal repayments on:
  Loans receivable                                    76,408,019             48,234,920
  Mortgage-backed securities                           3,333,851              1,573,627
  Investment securities                                1,742,281              1,476,609
 Proceeds from sale of:
  Loans receivable                                     1,390,541                     --
  Investment securities                                       --                 36,281
 Maturity of investment securities                    15,685,996              6,649,250
 Purchase of:
  Loans receivable                                   (25,433,335)           (16,859,312)
  Mortgage-backed securities                          (2,032,884)            (2,542,936)
  Investment securities                              (24,574,604)            (8,969,219)
  FHLB Stock                                                  --               (907,900)
 Cash invested in loans receivable                   (60,037,346)           (50,722,380)
 Cash paid for acquisition, net of cash received      (6,930,243)                    --
 Proceeds from sales of real estate acquired
  by foreclosure,net                                     192,016                214,398
 Proceeds from sales of FHLB stock                       656,000              1,030,000
 Proceeds from sales of office properties and
  equipment                                               18,550                     --
 Purchase of office properties and equipment            (508,568)            (1,274,528)
                                                    ------------           ------------
   Net cash used in investing activities             (20,089,726)           (22,061,190)
                                                    ------------           ------------
Cash flows from financing activities:
 Increase (decrease) in deposits                       4,983,098             (9,314,608)
 Deposits acquired, net of premium                            --             19,794,592
 Proceeds from FHLB advances                                  --             23,000,000
 Repayments of FHLB advances                              (9,908)           (25,010,000)
 Decrease in reverse repurchase agreements, net          (89,073)            (1,991,481)
 Repayments of ESOP indebtedness                        (216,000)              (216,000)
 Increase (decrease) in other borrowings, net        (12,300,000)            13,300,000
 Increase in advance payments by borrowers
  for taxes and insurance                                378,081                934,946
 Proceeds from sale of common stock, net              27,051,859                     --

 Exercise of stock options                                59,348                  1,750
 Purchase of treasury stock                           (1,162,500)                    --
 Dividends paid                                         (551,018)            (1,698,000)
 Capital contribution from Charter Bancorp, M.H.C.       100,000                    --
                                                    ------------           ------------
  Net cash provided by financing activities           18,243,887             18,801,199
                                                    ------------           ------------
  Net increase (decrease) in cash and cash
   equivalents                                         1,315,501               (901,794)
Cash and cash equivalents, beginning of period         6,347,803              8,428,024
                                                    ------------           ------------
Cash and cash equivalents, end of period            $  7,663,304           $  7,526,230
                                                    ------------           ------------
                                                    ------------           ------------

Supplemental disclosure of cash flow information:
 Interest paid                                      $  8,846,788           $  7,517,830
 Taxes paid                                            1,659,848              1,240,000
 Loans transferred to real estate acquired by
  foreclosure                                            636,428                178,779
 Interest credited to deposits                         4,739,631              3,944,925
                                                    ------------           ------------
                                                    ------------           ------------

See accompanying notes to unaudited consolidated financial statements.

PAGE

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

(2)  Stock Repurchase
     ----------------

     On June 28, 1996, Charter Financial, Inc. commenced a stock repurchase program to acquire up to 248,719 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock.

     For the quarter ended June 30, 1996, the Company had repurchased 100,000 shares of stock at $11.625 per share. On July 5, 1996, Charter Financial, Inc. announced the completion of the stock repurchase program and 248,719 shares were repurchased at an average price of $11.619 per share.

(3)  Basis of Presentation
     ---------------------

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

     All adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and six month periods ended June 30, 1996 and 1995. The unaudited consolidated financial statements contained herein for the periods prior to the completion of Charter Financial, Inc.'s stock offering are those of Charter Bank, S.B. and Sparta First Service Corporation, the Bank's wholly owned subsidiary, as a predecessor entity. For information on earnings per share data - see footnote 5.

     Operating results for the three and nine month periods ended
     June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

(4)  Principles of Consolidation
     ---------------------------

     The accompanying unaudited consolidated financial statements include the accounts of Charter Financial, Inc., Charter Bank, S.B. and Sparta First Service Corporation. All significant intercompany items have been eliminated.

(5)  Earnings Per Share
     ------------------

     Earnings per share are based upon the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method. For purposes of computing earnings per share, only Employee Stock Option Plan ("ESOP") shares that have been committed to be released are considered outstanding.

     Earnings per share have been computed based upon net income for the three months ended June 30, 1996 and 1995, using weighted average common shares of 4,830,732 and 4,320,571, respectively. Earnings per share for the six months ended June 30, 1996 and 1995 have been computed based upon net income for the six months using weighted average common shares of 4,671,846 and 4,305,364, respectively. The weighted average common shares for 1996 and 1995 have both been adjusted for the impact of the Conversion Ratio in order to provide for comparative earnings per share figures.

(6)  Recent Event
     ------------

     At the close of business on May 15, 1996, Charter Bank, S.B. purchased Community Savings Bank of Marion, Illinois for $7.5 million. The acquisition was accounted for as a purchase and the Bank recorded $2.9 million of goodwill. The goodwill wil be amortized over a 15 year period. As part of the purchase, the Bank assumed $49.7 million in deposit liabilities and $1.5 million in borrowed money. The Bank acquired loans receivable of $45.4 million, mortgage-backed securities of $1.3 million, investment securities of $6.3 million and building and equipment with a value of $2.0 million.
PAGE

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     The following discussion reviews the consolidated financial condition and the results of operations of the Company and Subsidiary at and for the three and nine month periods ended June
30, 1996.

Financial Condition

Assets

     Total assets increased approximately $73.8 million, or 25.2%, to $367.0 million at June 30, 1996 from $293.1 million at September 30, 1995. For the nine months ended June 30, 1996 loans receivable, net increased $54.9 million, or 26.6%, to $261.0 million from $206.1 million at September 30, 1995. This increase was primarily attributable to the $60.0 million in loan originations and $25.4 million in purchases which increase was partially offset by $76.4 million in repayments and prepayments of loans receivable. Additionally, the Company acquired $45.4 million in loans receivable, net in the acquisition of Community Savings Bank.

     Investment securities increased $12.4 million, or 23.5%, to $65.2 million at June 30, 1996 from $52.8 million at September 30, 1995. This increase was primarily due to the purchase of $24.6 million of investment securities, which increase was partially offset by the maturity of $15.7 million of investment securities, the $1.7 million in principle repayments and the $1.0 million change in unrealized losses on investment securities held as available for sale. Additionally, the Company acquired $6.3 million of investment securities in the acquisition of Community Savings Bank. Of the $6.3 million of investment securities acquired $5.3 million were in U.S. Government Obligations of which $4.3 million will mature in 5 years or less. The company also acquired $418,000 in mutual funds and $604,000 in municipal bonds.

     Mortgage-backed securities decreased approximately $219,000, or 1.3%, to $16.5 million at June 30, 1996 from $16.7 million at September 30, 1995. The decrease in mortgage-backed securities resulted from $3.3 million in repayments and prepayments, which decrease was partially offset by the $2.0 million in purchases as well as the $1.3 million in mortgage-backed securities which were acquired as part of the purchase of Community Savings Bank.

Liabilities

     Deposits increased approximately $54.7 million, or 27.8%, to $251.8 million at June 30, 1996 from $197.1 million at September
30, 1995. The increase was primarily the result of the $49.7 million in deposits acquired from Community Savings Bank.

     Borrowed money decreased by $11.1 million, or 19.4%, to $46.0 million at June 30, 1996 from $57.1 million at September 30, 1995. The decrease resulted primarily from the decrease in short term advances from the FHLB.

Results of Operations

     The Company's net income increased $357,000, or 49.6%, to $1.1 million for the three months ended June 30, 1996 from $720,000 for the three months ended June 30, 1995. Net income increased $601,000, or 26.3%, to $2.9 million for the nine months ended June 30, 1996, as compared to $2.3 million for the same period in fiscal year 1995. Information for the three and nine months ended June 30, 1995 reflects the results of operations of Charter Bank, S.B. and subsidiary only.

     Return on average assets and return on average stockholders' equity were 1.30% and 6.70%, respectively, for the third quarter of fiscal year 1996 compared to 1.05% and 8.45%, respectively, for the third quarter of fiscal year 1995. Return on average assets and return on average stockholders' equity were 1.85% and 10.84%, respectively, for the nine months ended June 30, 1996, and 1.13% and 9.28%, respectively, for the same period in fiscal year 1995.

Interest Income

     Interest income totaled $6.2 million for the quarter ended June 30, 1996, as compared to $5.0 million for the quarter ended June 30, 1995, an increase of $1.2 million, or 23.9%. The increase resulted primarily from an increase of $58.7 million in average interest-earning assets of which $28.0 million represented the net proceeds of the Company's stock offering as well as an increase in the average yield on interest-earning assets to 7.64% from 7.53%. The increase resulted primarily from a change in the asset portfolio mix.

     Interest income totaled $17.6 million for the nine months ended June 30, 1996, an increase of $3.1 million, or 21.3%, compared to $14.5 million for the same period in fiscal year 1995. This increase was primarily the result of an increase in yields on average interest-earning assets to 7.87% from 7.47% as well as the increase of $39.2 million in average interest-earning assets.

     Interest income on loans receivable totaled $4.9 million and $3.9 million for the three months ended June 30, 1996 and 1995, respectively. The increase resulted primarily from the increase in average loans receivable of $51.1 million which increase was partially offset by a decrease in the average yield on loans receivable to 8.10% from 8.18%. For the nine months ended June 30, 1996 and 1995, interest income on loans receivable totaled $13.8 million and $11.2 million, respectively, an increase of $2.7 million, or 23.8%. The increase reflects the increase in average loans receivable of $34.4 million as well as an increase in the average yield on loans receivable to 8.45% from 8.11%.

     The income on the mortgage-backed securities portfolio increased $26,000, or 9.8%, to $289,000 for the quarter ended June 30, 1996 compared to $263,000 for the quarter ended
June 30, 1995. The increase in interest income on the mortgage-backed securities was primarily the result of an increase in the average yield on mortgage-backed securities to 7.00% from 5.99% which increase was partially offset by a $1.1 million decrease in average mortgage-backed securities outstanding. Interest income on mortgage-backed securities for the nine months ended June 30, 1996, increased $69,000, or 8.8%, to $853,000 from $784,000 for the same period in fiscal year 1995. The increase reflects the increase in the average yield on mortgage-backed securities to 7.02% from 5.89% which increase was partially offset by the decrease of $1.5 million in average mortgage-backed securities.

     Interest income on investment securities increased by $144,000, or 17.8%, to $957,000 for the three months ended June 30, 1996, from $812,000 for the same period in fiscal year 1995. The increase resulted primarily from the increase in average investment securities, including FHLB stock, of $9.9 million which increase was partially offset by the slight decrease in average yield on investment securities to 6.10% from 6.14%.

     Average investment securities, including FHLB stock, increased $4.6 million when comparing the nine months ended June 30, 1996 and 1995. Additionally, the average yield on investment securities increased to 6.16% from 6.09%, respectively, for the same periods in fiscal years 1996 and 1995. The increases resulted in an increase in income on investments of $235,000, or 9.6%, to $2.7 million for the nine months ended June 30, 1996, when compared to $2.5 million for the nine months ended June 30, 1995.

     Other interest income increased approximately $30,000, or 73.1%, for the three months ended June 30, 1996 to $70,000 from $41,000 for the same period in fiscal year 1995. The increase was primarily the result of an increase in the average yield to 7.01% from 3.15% which increase was partially offset by the decrease of average interest-bearing assets by $1.2 million.

     For the nine months ended June 30, 1996 and 1995, other interest income was $219,000 and $94,000, respectively. The increase in other interest income of $125,000, or 133.3%, reflects the increase in average interest-bearing deposits of $1.9 million as well as the increase in the average yield on interest-bearing deposits to 5.47% from 3.60%.

Interest Expense

     Interest expense increased $372,000, or 14.0%, to $3.0 million for the quarter ended June 30, 1996 compared to $2.7 million for the quarter ended June 30, 1995. The increase resulted from the increase in the cost of average deposits to 4.36% from 4.06% which increase was partially offset by the decrease in the cost of average borrowed money to 5.04% from 6.13%. Additionally, the increase reflects the increase in average deposits by $39.2 million which increase was partially offset by $5.9 million decrease in average borrowed money.

     Interest expense increased $1.3 million, or 18.0%, for the nine months ended June 30, 1996 to $8.6 million from $7.3 million for the same period during fiscal year 1995. The increase resulted from the $23.7 million increase in average deposits which increase was partially offset by the $5.2 million decrease in average borrowed money, as well as the increase in the average cost of funds on interest-bearing liabilities to 4.60% from 4.21%.

Net Interest Income

     Net interest income totaled $3.2 million and $2.3 million for the three months ended June 30, 1996 and 1995, respectively, reflecting an increase of $825,000, or 35.2%. The increase reflects the increase in the net interest margin to 3.91% from 3.53% as well as the increase to the ratio of average interest-earning assets to average interest-bearing liabilities to 119.34% from 111.44%.

     For the nine months ended June 30, 1996 and 1995, net interest income was $8.9 million and $7.2 million, respectively. The increase of $1.8 million, or 24.7%, in net interest income was the result of an increase in the net interest margin to 4.00% from 3.70% as well as an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 118.79% from 111.35%.

Provision for Losses on Loans

     During the three months ended June 30, 1996, $50,000 was added to the allowance for loan losses. No additional allowance for loan losses were established during the three months ended June 30, 1996. During the nine months ended June 30, 1996 and 1995, $110,000 and $60,000, respectively, were added to the allowance for loan losses. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup of the portfolio to determine whether any loans require classification or the establishment of additional reserves. Total nonperforming loans increased to $1.4 million at June 30, 1996 from $663,000 at September 30, 1995. Management determined that the allowance at June 30, 1996 was adequate to absorb potential losses. At June 30, 1996, the allowance for loans losses totaled $2.5 million, or 178.2%, of nonperforming loans. The allowance for loan losses totaled 0.94% of loans receivable, net.

Noninterest Income

     The principal sources of noninterest income include late charges and other loan fees, deposit account fees, and commissions and fees from brokerage activities. Noninterest income for the quarter ended June 30, 1996 increased $274,000, or 99.9%, to $547,000 compared to $274,000 for the same period in fiscal year 1995. Noninterest income increased $315,000, or 30.5%, to $1.3 million for the nine months ended June 30, 1996 when compared to $1.0 million for the same period in fiscal year 1995. The increase is primarily the result of an increase in late charges and other loans fees, deposit account fees and other noninterest income.

Noninterest Expense

     Noninterest expense totaled $1.9 million and $1.5 million for the quarters ended June 30, 1996 and 1995, respectively, an increase of $381,000 or 25.2%.

     Compensation and employee benefits increased $188,000, or 24.9%, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. For the nine months ended June 30, 1996, compensation and employee benefits increased approximately $405,000, or 17.9%, to $2.7 million from $2.3 million for the nine months ended June 30, 1995. The principal reason for the increase in compensation and employee benefits is due to the increased cost of stock plans as well as an increase in the number of employees. The number of employees increased primarily due to the additional branch offices acquired in May of 1995 and May 1996.

     Office building and equipment expenses increased $48,000, or 38.8%, to $170,000 for the three months ended June 30, 1996, compared to $123,000 for the same period in fiscal year 1995. For the nine months ended June 30, 1996, office building and equipment expenses increased $101,000, or 28.9%, to $449,000 from $348,000 for the same period in fiscal year 1995. The increase resulted primarily from the additional branch offices acquired in May of 1995 and May of 1996. The number of full-time equivalent employees were 95 and 80 at June 30, 1996 and 1995, respectively.

     For the three months ended June 30, 1996, data processing increased $57,000, or 120.3%, to $105,000 from $47,000 for the same period in fiscal year 1995. The increase resulted primarily from the increase in cost due to the additional branch office acquired in May of 1996. The branch acquired in May of 1996, Community Savings Bank, has not converted to the Bank's in-house data processing system and is presently using a service bureau. The data processing conversion for this branch will be completed in August 1996. Additionally, the Bank upgraded their data processing mainframe during the nine months ended June 30, 1996.

     Advertising expenses increased to $62,000 for the three months ended June 30, 1996 as compared to $37,000 for the same period in fiscal year 1995. The $24,000 increase resulted primarily from expenses related to new product promotions.

     Amortization of cost in excess of fair value of net assets acquired increased to $64,000 for the third quarter of fiscal year 1996 compared to $34,000 for the same period in fiscal year 1995. For the nine months ended June 30, 1996, amortization of cost in excess of fair value of net assets acquired was $131,000 compared to $103,000 for the nine months ended June 30, 1995. The increased amortization is due to the $2.9 million increase in goodwill due to the purchase of Community Savings Bank. The goodwill will be amortized over a 15 year period.

     For the nine months ended June 30, 1996 and 1995, other noninterest expenses were $1.2 million and $968,000, respectively. The increase is primarily a result of increased provisions for losses on consumers and real estate loans and expenses relating to the Bank's new creditcard program and an increase in professional fees.

Income Taxes

     Income taxes increased approximately $311,000 for the three months ended June 30, 1996 as compared to June 30, 1995. The effective income tax rate was 39.4% and 35.0% at June 30, 1996 and 1995, respectively.

     For the nine months ended June 30, 1996 and 1995, income taxes were $2.0 million and $1.4 million, respectively. The effective income tax rate was 40.7% at June 30, 1996, compared to 38.6% at June 30, 1995.

Net Income

     Net income totaled $1.1 million for the quarter ended June 30, 1996 as compared with $720,000 for the quarter ended June 30, 1995. Net income increased $601,000, or 26.3%, to $2.9 million for the nine months ended June 30, 1996 as compared to $2.3 million for the same period in fiscal year 1995. The increase reflects the increase in the net interest income which was partially offset by an increase in noninterest expense and income taxes.

Nonperforming Assets

     The following table sets forth information with respect to nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Generally, loans are placed on nonaccrual status when they are more than 90 days contractually delinquent, and in the opinion of management, collection of additional interest is unlikely. Other nonperforming assets represent property acquired through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value or the principal balance of the related loan.

     Nonperforming residential real estate of $755,000 at June 30, 1996 increased $211,000, or 38.7%, from the level of nonperforming residential real estate at September 30, 1995. Nonperforming consumer loans increased to $248,000 at June 30, 1996 from $119,000 at September 30, 1995 as a result of increased delinquency in the indirect automobile portfolio due to the general decline in the economy. The Company's automobile portfolio decreased to $49.2 million at June 30, 1996 from $49.9 million at September 30, 1995.

     At June 30, 1996, the Company had $380,000 in nonaccrual commercial real estate loans of which $180,000 was classified as loss due to the bankruptcy of a commercial business. Adequate allowance for losses have been established for these loans.

                                     June 30,      September 30,
                                       1996            1995
                                     --------      -------------
                                           (In Thousands)
Loans accounted for on a
 nonaccrual basis:
  Residential real estate            $  755        $  544
  Commercial real estate                380            --
  Consumer                              248           119
  Commercial business                     1            --
                                     ------        ------
                                     ------        ------
    Total                             1,384           663
  Total real estate acquired through
   foreclosure                          511           140
                                     ------        ------
    Total nonperforming assets       $1,895        $  803
                                     ------        ------
                                     ------        ------
  Total nonperforming assets to
    total assets                       0.52%         0.27%
                                     ------        ------
                                     ------        ------

Liquidity and Capital Resources

     Total stockholders' equity at June 30, 1996 was $63.8 million, an increase of approximately $28.2 million, or 79.0%, from $35.6 million at September 30, 1995. The increase was largely attributable to the $28.0 million in net proceeds received from the subscription and community offering of the Company's common stock.

     The Company's primary sources of funds include deposits, principal and interest payments on loans, investments and mortgage-backed securities, maturities of investments and mortgage-backed securities, borrowings from the Federal Home Loan Bank and repurchase agreements. While maturities and scheduled repayments on loans, mortgage-backed securities and investments are predictable sources of funds, deposit flows and prepayments are greatly influenced by market interest rates and competition. The Company's most liquid assets are cash and interest-bearing deposits. At June 30, 1996 and September 30,1995, the Company's cash and interest-bearing deposits totaled $7.7 million and $6.3 million, respectively. The Company's other sources of liquidity include investment securities classified as available for sale and the proceeds from Federal Home Loan Bank advances which totaled $32.0 million at June 30, 1996.

     As of June 30, 1996, the Bank exceeded all capital requirements. The required, actual, and excess capital levels as of June 30, 1996 are as follows:

                              Required              Actual           Excess of
                        ------------------   --------------------   Actual Over
                                     % of                   % of    Regulatory
                          Amount    Assets     Amount      Assets   Requirement
                        ----------  ------   -----------   ------   -----------
Tier 1 (Core) Capital
 Leverage Ratio         $9,884,754   3.00%   $49,026,429   14.74%   $39,141,675

Tier 1 Risk-Based
 Capital Ratio           8,306,130   4.00%    49,026,429   23.61%    40,720,299

Tier 2 Risk-Based
 Capital Ratio          16,612,259   8.00$    51,171,656   24.64%    34,559,397




     At June 30, 1996, the Bank was required to maintain minimum levels of liquid assets by FDIC regulations. The Bank's liquidity policy, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings and is currently 5.00%. The Bank historically has maintained a level of liquid assets in excess of requirements, and the Bank's liquidity ratio averaged 10.19% during the month of June 1996. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset/liabilitymanagement objectives. For information regarding funds which the Bank had on deposit with a financial institution which was seized by state banking regulatory authorities; see, Part II, Other Information.

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

Recent Developments

     The deposits of savings associations such as the Company are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for both BIF and SAIF-insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. Effective January 1996, the BIF premium structure was further revised to provide for a minimum annual assessment of $2,000. As a result, BIF members generally would pay lower premiums than the SAIF members. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant competitive disadvantage to BIF members due to higher costs for deposit insurance. A recapitalization plan under consideration by the Treasury Department, the FDIC, the OTS and the Congress reportedly provides for a one-time assessment of .85% to .90% to be imposed on all deposits assessed at the SAIF rates in order to recapitalize the SAIF and eliminate the disparity. No assurance can be given, however, as to whether the recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF member institutions.

     During May 1995, the Company purchased the DuQuoin branch of First of America Bank, Springfield, Illinois, assuming $21.1 million in deposit liabilities. These deposits will continue to be insured by BIF and, therefore, subject to the lower deposit premium. For the semiannual period of July 1, 1996 through December 31, 1996, the deposit base insured by BIF will be $19.8 million.

Accounting Developments

     Accounting for Mortgage Servicing Rights. In May 1995, the FASB issued Statement of Financial Accounting Standards 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, Accounting for Certain Mortgage Banking Activities, to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values, if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans, and no cost should be allocated to mortgage servicing rights. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 must be applied prospectively for fiscal years beginning after December 15, 1995, with earlier adoption encouraged, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS 122. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS 122 is prohibited. The Company plans to adopt the provisions of SFAS 122 effective October 1, 1996. Management does not believe the adoption of SFAS 122 will have a material effect on the Company's financial position.

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

     During October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995.
Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years that begin after December 15, 1994. The Bank plans to continue to measure compensation cost using APB 25; therefore, the adoption of SFAS No. 123 will not have any impact on the Bank's financial condition or results of operations.

     During June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement also requires that a liability can be derecognized if an only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from the liability either judicially or by the creditor. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Bank has not determined the impact of the statement on its financial position as the Statement was only recently issued.
PAGE

                   Part II - Other Information
                   ----------------------------


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

          Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

     In connection with its mutual holding company reorganization and stock offering in October 1993, the Company's employee stock ownership plan and trust (the "ESOP") borrowed funds from Nationar, a New York trust company which is owned by savings banks in New York state, and used such funds to purchase eight percent of the shares of the Company's common stock in the offering. All of such shares were pledged as collateral to support the ESOP loan. On February 6, 1995, Nationar was seized by the New York Banking Department because of liquidity problems and continuing losses.
The unpaid principal balance of the ESOP loan was $792,000 as of December 31, 1995. In connection with the ESOP loan, the Bank's mutual holding company entered into a pledge and security agreement with Nationar pledging cash deposits to secure the ESOP loan. Subsequent to entering into the loan agreement, the Bank deposited approximately $340,000 in a non-insured interest-earning deposit account with Nationar. As trustee, the New York Banking Department is currently in the process of selling all of the ESOP loans made by Nationar, along with the collateral supporting those loans. Although the Bank maintains that the entire amount of its deposits in Nationar should be treated as collateral and sold with the Nationar ESOP loans, the Superintendent of Banking may determine not to treat such deposits as collateral. If the deposits are not treated as collateral, the Bank would be a general creditor of Nationar with respect to such deposits and, based on the Superintendent's most recent interim report, a loss of $.15 to $.20 per dollar may occur. However, it is not clear at the present time whether such deposits will be treated as collateral, and, accordingly, the Company cannot determine the likelihood that the above-referenced loss would occur. The Company has established an allowance for loss of $68,000. On June 27, 1996, the Bank received $136,086.68 from the New York Banking Department for partial payment on the claim filed against Nationar.

     At the close of business on May 15, 1996, Charter Bank, S.B. purchased Community Savings Bank of Marion, Illinois, for $7.5 million. The acquisition was accounted for as a purchase and the Bank recorded $2.9 million of Goodwill. As part of the purchase, the Bank assumed $49.7 million in deposit liabilities and $1.5 million in borrowed money. The Bank acquired loans receivable, net of $45.4 million, mortgage-backed securities of $1.3 million, investment securities of $6.3 million and building and equipment with a value of $2.0 million.

     On June 28, 1996, Charter Financial, Inc. commenced a stock repurchase program to acquire up to 248,719 shares of the Company's common stock, which represented approximately 5% of the outstanding common stock.

     For the quarter ended June 30, 1996, the Company had repurchased 100,000 shares of stock at $11.625 per share.

     On July 5, 1996, Charter Financial, Inc. announced the completion of the stock repurchase program and 248,719 shares were repurchased at an average price of $11.619 per share.


Item 6.   Exhibits and Reports
          --------------------

     None


PAGE

                            SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHARTER FINANCIAL, INC.

Date: August 13, 1996               (s) John A. Becker
      ---------------               -------------------------
                                   John A. Becker
                                   Chairman of the Board
                                    and President

Date: August 13, 1996               (s) Michael R. Howell
      ---------------               -------------------------
                                   Michael R. Howell
                                   Executive Vice President
                                    and Treasurer
                                   (Chief Financial Officer