Form 10-K
period 1996-09-30
CHARTER FINANCIAL INC
filed 1996-12-27
CIK 947122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       [FEE  REQUIRED]

       For the Fiscal Year Ended September 30, 1996

                                       OR

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       [NO FEE REQUIRED]


       For the transition period from _______________ to  ______________________

                         Commission File Number: 0-27304

                             CHARTER FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         37-1345386
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification Number)

                 114 West Broadway, Sparta, Illinois 62286-1683
                (Address of Principal Executive Offices) Zip Code

                                 (618) 443-2166
                         (Registrant's telephone number)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES [X[   NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         As of December 23, 1996, there were issued and outstanding 4,253,459 shares of the Registrant's Common Stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, which amount includes voting stock held by officers and directors, computed by reference to the last sale price on December 23, 1996, as reported by the Nasdaq National Market, was approximately $41.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Stockholders for the fiscal year ended September 30, 1996 (Parts II and IV).

2. Proxy Statement for the January 16, 1997 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.           Business

Charter Financial, Inc.

         Charter Financial, Inc. (the "Company") is a Delaware corporation that was organized in June 1995. The only significant assets of the Company are the investment in Charter Bank, S.B. (the "Bank") and $4.4 million invested with the Bank. The Company is registered as a savings and loan holding company with the Office of Thrift Supervision (the "OTS").

         The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Bank and are not paid separate remuneration for such services. The Company reimburses the Bank for the use of Bank personnel. At September 30, 1996, the Company had total consolidated assets of $388.4 million, total consolidated deposits of $248.7 million, and consolidated stockholders' equity of $56.4 million. The Company's executive office is located at 114 West Broadway, Sparta, Illinois 62286 and its telephone number is (618) 443-2166.

Charter Bank, S.B.

         Charter Bank, S.B. (the "Bank") is an Illinois-chartered savings bank headquartered in Sparta, Illinois. The Bank conducts its business from its main office and [six] full-service branches located in Carbondale, Murphysboro, Steeleville, DuQuoin, Anna, and Marion, Illinois. The Bank was originally chartered in 1894. The Bank has been a member of the Federal Home Loan Bank System since 1936. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

         The Bank is a community-oriented savings bank engaged primarily in the business of attracting retail deposits from the general public in the Bank's market area and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one- to four-family residential real estate and consumer loans. The Bank also originates commercial real estate loans, multi-family real estate loans and commercial business loans. Additionally, the Bank invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof, and maintains a portion of its assets in liquid investments, such as overnight funds at the Federal Home Loan Bank ("FHLB"). The Bank invests in obligations of the United States Government or agencies thereof, collateralized mortgage obligations, corporate debentures, mutual funds and municipal bonds.

         The Bank's principal sources of funds are deposits, FHLB advances, reverse repurchase agreements, funds received from the repayment and prepayment of loans and mortgage-backed securities, on-going operations, and the sale or maturity of investment securities. Principal sources of income are interest income on residential, commercial and consumer loans, interest on investments, commissions and fees. The Bank's principal expenses are interest paid on deposits, interest paid on borrowed money and employee compensation and benefits.

         The Bank's principal executive office is located at 114 West Broadway, Sparta, Illinois, and its telephone number at that address is (618) 443-2166.

Recent Development

           On December 28, 1995, the Company acquired 100% of the capital stock of Charter Bank, S.B. (the "Bank"), sold 2,919,414 shares of common stock in a subscription offering for a purchase price of $10.00 per share (the "Offering"), and issued 2,054,832 shares of common stock in exchange for 986,051 shares of the Bank's common stock held by shareholders other than Charter Bancorp, M.H.C. (together with the Offering, the "Conversion").

         In May 1996, the Bank completed its acquisition of Community Savings Bank, Marion, Illinois ("Community"), whereby it assumed deposit liabilities totaling $49.7 million and $1.5 million in borrowed money. The Bank acquired loans receivable of $45.4 million, mortgage-backed securities of $1.3 million, investment securities of $6.3 million and building and equipment with a value of $2.0 million. The Bank is operating Community's office as a branch of the Bank. The total purchase price to acquire Community was approximately $7.5 million.

         On August 12, 1996, the Company, the Bank, and Charter Interim Savings Bank entered into an Agreement and Plan of Merger (the "Agreement") with Home Federal Savings Bank, Carbondale, Illinois ("Home Federal"), which provides, among other things, for the (i) acquisition of Home Federal by the Bank, and
(ii) the payment of $21.00 per share (subject to adjustment if transaction costs exceed $100,000) for each share of Community's Common Stock issued and outstanding (the "Acquisition"). The holders of Home Federal stock options shall receive cash equal to the difference between their option exercise price and $21.00 multiplied by the number of shares underlying the stock option. It is expected that the total purchase price to acquire Home Federal will be approximately $6.3 million.

         Consummation of the Acquisition is subject to certain conditions, including the approval of Home Federal's stockholders and receipt of all regulatory approvals. With those approvals, it is expected that the Acquisition will be completed during the first quarter of calendar year 1997.

Market Area/Local Economy

         The Bank is a community-oriented savings bank offering a range of retail banking services to residents of its market area. The Bank's market area includes all of Randolph, Jackson, Williamson, Perry and Union counties and portions of Monroe, Washington, Alexander, Pulaski, Jefferson, Johnson, Franklin and St. Clair counties. Management believes that its offices are located in communities that can generally be characterized as stable residential communities of predominantly one- to four-family residences. The Bank's market for deposits is concentrated in the communities surrounding its main office and six full-service branches. The Bank is the largest independent financial institution headquartered in its market area.

         The local economy of the Bank's market area consists primarily of coal mining, agriculture, light commercial industry and government. The largest employers in the Bank's primary market area are Southern Illinois University-Carbondale and Gilster Mary-Lee Corp., a food packaging company.

         The Bank's business and operating results are significantly affected by the general economic conditions prevalent in its primary market area. The population in the Bank's market area is expected to remain stable in the foreseeable future.

         The Bank faces significant competition in attracting deposits from commercial banks, other savings institutions and credit unions. The Bank faces additional competition for deposits from short-term money market funds, from other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies. Notwithstanding the foregoing, the Bank's deposit market share has remained stable. The Bank also faces significant competition in the origination of loans from savings institutions, mortgage banking companies, credit unions, insurance companies and commercial banks.

Lending Activities

         General. The Bank's loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family residences. At September 30, 1996, the Bank's loans receivable, net totaled $275.5 million, of which $193.3 million, or 68.78% consisted of one- to four-family residential mortgage loans. The remainder of the Bank's loans receivable at such date consisted of multi-family loans (0.62%), commercial real estate loans (4.51%), commercial business loans (2.76%) and consumer loans (23.33%). Historically, the principal lending activity of the Bank has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Bank's primary market area. For the fiscal year ended September 30, 1996, the Bank's residential loan originations (excluding equity lines of credit) were $21.8 million. For the fiscal year ended September 30, 1996, the Bank's one- to four-family residential mortgage loans increased by $58.7 million, or 43.6%, from September 30, 1995. In order to expand its loan portfolio, the Bank has emphasized consumer lending and the purchase of adjustable rate mortgage ("ARM") loans secured primarily by residential properties located outside of the Bank's market area.

         The Bank has managed to make its interest-earning assets more interest rate sensitive by, among other things, originating variable interest rate loans, such as ARM loans and medium-term consumer loans, and by investing primarily in short and medium-term securities. The Bank continues to originate fixed-rate mortgage loans secured by one- to four-family residential properties with terms ranging up to 20 years. The ability of the Bank to originate ARM loans is substantially affected by market interest rates and consumer preference for fixed-rate loans in a relatively low interest rate environment. At September 30, 1996, approximately $164.6 million, or 58.6% of the Bank's total loans receivable consisted of loans with variable interest rates.

         During the fiscal year ended September 30, 1996, the Bank sold $1.5 million of student loans. During the fiscal year ended September 30, 1996, the Bank purchased $37.4 million of residential one- to four-family mortgage loans. Loan purchases consist primarily of ARM loans secured by properties located outside the Bank's market area. Purchased loans in the aggregate totaled $68.1 million and represented 32.8% of the Bank's total real estate loans at the end of the fiscal year. For the years ended September 30, 1995 and 1994, respectively, the Bank purchased $25.9 million and $2.4 million of residential mortgage loans.

         The Bank also invests in mortgage-backed securities with adjustable interest rates. At September 30, 1996, the Bank's mortgage-backed securities portfolio totaled $16.6 million or 4.3% of total assets. At that date, $6.1 million or 36.44% of the mortgage-backed securities had adjustable interest rates. Mortgage-backed securities with remaining terms of five years or less represent $2.9 million, or 17.42% of the mortgage-backed securities portfolio.

         Analysis of Loan Portfolio. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                          At September 30,
                                             ----------------------------------------------------------------------
                                                      1996                     1995                    1994
                                             ---------------------     --------------------    --------------------
                                                                        (Dollars in Thousands)
Real estate loans:
  Residential:
    1-4 family (1).........................   $193,301      68.78%     $134,640      63.45%    $116,124      62.83%
    Multi-family...........................      1,749        .62         1,479       0.70        1,671       0.90
Commercial.................................     12,677       4.51         9,186       4.33        7,385       4.00
                                              --------     ------      --------     ------     --------      -----
      Total real estate loans..............    207,727      73.91       145,305      68.48      125,180      67.73

Commercial business loans..................      7,768       2.76         6,634       3.13        6,452       3.49
Consumer loans:
  Automobile...............................     50,292      17.90        49,918      23.52       43,091      23.31
  Mobile home loans........................        170       0.06           145       0.07           67       0.04
  Education loans..........................      1,373       0.49         2,755       1.30        3,853       2.08
  Loans secured by deposit accounts........      1,590       0.57         1,117       0.53        1,001       0.54
  Other (2)................................     12,120       4.31         6,312       2.97        5,185       2.81
                                              --------     ------      --------     ------     --------      -----
    Total consumer loans...................     65,545      23.33        60,247      28.39       53,197      28.78
                                              --------     ------      --------     ------     --------      -----
      Total loans receivable...............    281,040     100.00%      212,186     100.00%     184,829     100.00%
                                                           ======                   ======                  ======

Less:
      Loans in process.....................         36                       37                   1,417
      Unearned discounts, net..............      2,648                    3,429                   2,674
      Deferred loan fees...................        205                      105                     214
      Allowance for loan losses............      2,419                    2,232                   2,129
      Purchase accounting discounts........        245                      309                     337
                                              --------                 --------                --------
      Total loans receivable, net..........   $275,487                 $206,074                $178,058
                                              ========                 ========                ========

------------------------------------

(1) Includes home equity lines of credit of $1.6 million, $1.8 million, and $2.0 million at September 30, 1996, 1995, and 1994, respectively.

(2) Includes personal loans and credit line checking.

         Residential Real Estate Loans. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals from mortgage bankers, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to finance properties located within its market area. When local loan demand has been insufficient to meet desired levels of mortgage loan originations, which has been the case in recent years, the Bank has purchased ARM loans secured by residential properties located outside of its market area. The Bank uses similar underwriting criteria in evaluating residential mortgage loans for purchase as it uses in evaluating residential mortgage loans that it originates directly. At September 30, 1996, the Bank had $193.3 million, or 68.78% of its total loans receivable invested in mortgage loans secured by one- to four-family residences.

         Historically, the delinquency rate on purchased loans has been higher than that of loans originated by the Bank. However, in fiscal year 1996, the Bank experienced relatively low delinquency rates on purchased loans. Management believes this is primarily due to the fact that the Bank generally does not service most loans which it purchases, thereby making it more difficult to monitor delinquent borrowers. At September 30, 1996 and 1995, purchased loan delinquencies totaled $238,000 and $435,000, respectively, and represented 0.3% and 0.8% of purchased loans outstanding. The delinquency rate on loans originated by the Bank at September 30, 1996 and 1995 was 0.9% and 0.1%, respectively, of originated loans outstanding. While the Bank intends to continue to purchase loans as it deems appropriate, it will attempt to reduce overall credit risk by increasing the geographic diversity of its loan portfolio.

         The Bank currently originates loans primarily for retention in its portfolio. However, the Bank has been approved to originate service loans for Fannie Mae. The Bank's fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Bank currently offers ARM loans for terms ranging up to 30 years. The Bank also offers fixed-rate residential mortgage loans with terms of up to 20 years. The Bank currently offers ARM loans that adjust every year or every five years from the date of origination, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan. The Bank has used different interest indices for ARM loans in the past, and currently uses the one-year, three-year or five-year Constant Maturity Treasury Index. The Bank also has purchased ARM loans with various interest rate indices. Consequently, the interest rate adjustments on the Bank's portfolio of ARM loans do not reflect changes in a particular interest rate index. ARM loans secured by residential one- to four- family real estate totaled $145.1 million, or 75.1%, of the Bank's total one- to four- family residential real estate loans at September 30, 1996. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. As interest rates spike upward, borrowers may prefer ARM loans to fixed rate loans due to ARM loans' lower interest rates. Although it is management's strategy to emphasize ARM loans, market conditions may occur where there will be a demand for fixed-rate loans. The Bank will continue to emphasize ARM loans by offering competitive pricing and service, and as a result ARM loan originations have exceeded fixed-rate mortgage loan originations in recent years. During the year ended September 30, 1996, the Bank originated $11.1 million of fixed-rate residential and multi-family mortgage loans and $15.9 million of ARM loans. During fiscal years 1995 and 1994, the Bank originated $1.7 million and $10.0 million of fixed-rate residential and multi-family mortgage loans and $13.4 million and $12.1 million of ARM loans, respectively.

         The primary purpose of offering ARM loans is to make the Bank's loan portfolio interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Bank predictable cash flows as would long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, during periods of rising interest rates, that the risk of delinquencies and defaults on ARM loans may increase due to the upward adjustment of interest costs to the borrower, thereby resulting in increased loan delinquencies and possibly additional loan losses.

         The Bank's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of imposing assumption fees and increasing the interest rate on the Bank's mortgage portfolio during periods of rising interest rates.

         All financial institutions are required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS and FDIC, in December 1992 ("Guidelines"). The Guidelines set forth, pursuant to the mandates of FDICIA, uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate based upon the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with an LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loan. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property (85%) and owner occupied one to four family residential (no maximum ratio, however any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral).

         Certain institutions are permitted to make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multifamily and other non-one- to four-family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g., those guaranteed by a government agency, loans to facilitate the sale of real estate owned, loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum loan-to-value ratio on both fixed-rate loans and ARM loans to 95% of the lesser of the appraised value or the purchase price of the property securing the loan in the case of loans secured by one to four family owner-occupied properties. The maximum loan-to-value ratio on other types of real estate loans is generally the lesser of 80% of the appraisal value or the purchase price of the property.

         When underwriting residential real estate loans, the Bank reviews and verifies each loan applicant's income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant's total monthly income. In addition, total monthly obligations of the applicant excluding mortgage payments, are limited to 8% of the applicant's gross monthly income. Thus, a residential real estate loan applicant's total debt to income ratio should not exceed 36%. Written appraisals are reviewed on each real estate property offered to secure an applicant's loan. For real estate loans with loan-to-value ratios of between 85% and 95%, the Bank requires private mortgage insurance. The Bank requires fire and casualty insurance, as well as title insurance, on all properties securing real estate loans.

         The Bank also offers home equity lines of credit which are generally secured by the borrower's principal residence. The maximum amount of a home equity line of credit can be up to 100% of the appraised value of a borrower's real estate collateral less the amount of any prior mortgages or related liabilities. Home equity lines of credit are approved with adjustable interest rates at a margin above a market index such as the prime interest rate as published in The Wall Street Journal. The Bank's home equity lines of credit are currently approved at 1-1/2% to 2-1/2% percentage points above the prime interest rate as published in The Wall Street Journal. The maximum term for a home equity line of credit is 15 years.

         Commercial Real Estate and Multi-Family Residential Real Estate Loans. The Bank originates commercial real estate and multi-family residential real estate loans. At September 30, 1996, $12.7 million, or 4.51%, of the Bank's loan portfolio consisted of commercial real estate loans and $1.7 million, or 0.62%, consisted of multi-family real estate loans. The Bank's commercial real estate loans are secured primarily by improved properties such as offices, small building facilities and other non-residential buildings. The maximum loan-to-value ratio for commercial real estate loans originated or purchased by the Bank is 80%. At September 30, 1996, approximately 90.9% of the Bank's commercial real estate loans and multi-family residential real estate loans were secured by properties located within the State of Illinois. At that date, the largest commercial real estate loan had a principal balance of $901,000, substantially all of which is guaranteed by a municipality. At September 30, 1996, the largest multi-family residential real estate loan had a principal balance of $421,000 and was performing in accordance with its terms.

         The underwriting standards employed by the Bank for commercial real estate and multi-family residential real estate loans include a determination on the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The income approach is primarily utilized to determine whether income generated from the applicant's business or real estate offered as collateral is adequate to repay the loan. The value of the real estate offered as collateral is reviewed by the Bank in relation to the proposed loan amount. Generally, the loan amount cannot be greater than 80% of the value of the real estate. Written appraisals are obtained by the Bank from either licensed or certified appraisers on all multi-family and commercial real estate loans. The Bank assesses the creditworthiness of the applicant by reviewing a credit report or obtaining other public records regarding the applicant.

         Loans secured by commercial and multi-family real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties and the successful operation or management of the properties securing the loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related business and real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Commercial Business Loans. The Bank originates commercial business loans to borrowers located in its market area which are secured by collateral other than real estate. Such commercial business loans are generally secured by equipment, inventory and accounts receivable, and generally are offered with adjustable rates and various terms to maturity. In addition, the Bank, on a limited basis, originates loans to automobile dealerships for the purpose of allowing automobile dealerships to finance their inventory. The Bank secures the automobile dealership loan by perfecting a security interest in the dealership's used motor vehicles. At September 30, 1996, the Bank had 4 automobile dealership floor plan loans, the largest of which had an outstanding principal balance of $675,000. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its commercial business loans. Commercial business loans totaled $7.8 million, or 2.76%, of the Bank's total loans receivable at September 30, 1996. At that date, the Bank's largest commercial business loan had a principal balance of $755,000, and was secured by equipment, fixtures and patents.

         The underwriting standards used by the Bank for commercial business loans include a determination of the applicant's ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the applicant's business. The financial strength of each applicant also is assessed through review of financial statements provided by the applicant. The creditworthiness of an applicant is derived from a review of credit reports or a search of public records. Once originated, commercial business loans are reviewed periodically by the Bank. Financial statements are requested at least annually and are reviewed by the Bank for substantial deviations or changes that might affect repayment of the loan. Loan officers of the Bank also visit the premises of substantial borrowers to observe the business premises, facilities, and personnel and to inspect the pledged collateral. Underwriting standards for commercial business loans are different for each type of loan depending on the financial strength of the applicant and the value of collateral offered as security.

         Consumer Loans. As of September 30, 1996, consumer loans totaled $65.5 million, or 23.33%, of the Bank's total loans receivable. The principal types of consumer loans offered by the Bank are automobile loans, loans secured by deposit accounts, and education loans. Consumer loans generally are offered on a fixed-rate basis. The largest category of consumer loans in the Bank's portfolio consists of loans secured by automobiles. At September 30, 1996, consumer loans secured by automobiles totaled $50.3 million, or 17.90% of the Bank's total loans receivable. Automobile loans are generally offered with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. The Bank generally will not make an automobile loan with a loan-to-value rate in excess of 80%, although the loan-to-value rate may be greater or less depending on the borrower's credit history, debt to income ratio, home ownership and other banking relationships with the Bank.

         Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At September 30, 1996, consumer loans 90 days or more delinquent totaled $243,000, or 0.4%, of the Bank's consumer loans receivable. Management believes that the Bank's level of consumer loan delinquencies is relatively low in comparison to other financial institutions. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. See "Delinquencies and Classified Assets" and "Allowance for Loan Losses" below for information regarding the Bank's loan loss experience and reserve policy.

         Loan Maturity Schedule. The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

                                                      1          3           5         10
                                       Within      Through    Though      Through    Through    Beyond
                                       1 Year      3 Years    5 Years    10 Years   20 Years   20 Years       Total
                                       ------      -------    -------    --------   --------   --------       -----
                                                                       (In Thousands)
Real estate loans:
  Residential:
     1-4 family.....................   $4,147      $2,553    $5,377      $26,015     $68,473    $86,736     $193,301
     Multi-family...................       10          64       453           55         936        231       1,749
  Commercial .......................    1,059         342     1,128        4,235       5,139        774      12,677
Commercial business loans...........    2,934       1,281     1,109        1,442       1,002         --       7,768
Consumer loans......................    7,198      21,146    33,940        3,127          70         64      65,545
                                       ------      ------    ------      -------     -------    -------     -------
     Total loans receivable.........   $15,348     $25,386   $42,007     $34,874     $75,620    $87,805     $281,040
                                       =======     =======   =======     =======     =======    =======     ========

Mortgage-backed securities, net.....   $2,061      $  824    $  ---      $   ---     $ 5,684    $ 8,063     $16,632
                                       ======      ======    ======      =======     =======    =======     =======

         The following table sets forth the dollar amount of all loans and mortgage-backed securities at September 30, 1996, which have predetermined interest rates and have floating or adjustable interest rates which are due after September 30, 1997.

                                                                         Floating or
                                                  Fixed Rate           Adjustable Rate            Total
                                                  ----------           ---------------            -----
                                                                       (In Thousands)
Real estate loans:
  Residential:
    1-4 family..............................        $ 44,348               $144,806             $189,154
    Multi-family............................             426                  1,313                1,739
  Commercial................................             221                 11,397               11,618
Commercial business loans...................           2,253                  2,581                4,834
Consumer loans..............................          58,347                     --               58,347
                                                    --------               --------             --------
      Total loans receivable................        $105,595               $160,097             $265,692
                                                    ========               ========             ========

Mortgage-backed securities, net.............        $  8,510               $  6,061             $ 14,571
                                                    ========               ========             ========

         Loan Origination, Solicitation and Processing. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is made to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. A loan application file is first reviewed by a loan officer in the Bank's loan department who checks applications for accuracy and completeness, and verifies the information provided. The financial resources of the borrower and the borrower's credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval. The loan is then reviewed by at least one other loan officer. Residential real estate loans with principal balances of $125,000 or less may be approved by either (i) two of the Bank's loan officers, or (ii) four members of the Board of Directors who have reviewed the loan application submitted by a loan officer. Loans secured by single family residences with principal balances in excess of $125,000 but not more than $250,000 must be approved by a loan officer and either the President or Executive Vice President of the Bank. A real estate loan on a single residence exceeding $250,000 must also be approved by one outside director. Loans on two- to four-family dwellings in excess of $350,000 must be approved by a loan officer, the President or Executive Vice President of the Bank and one outside director. Once the loan is approved a loan commitment is promptly issued to the borrower.

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan. Title insurance or an attorney's opinion based on a title search of the property is required on all loans secured by real property.

         Origination, Purchases and Sale of Loans and Mortgage-Backed Securities. Set forth below is a table showing the Bank's loan originations and the purchases, sales and repayments of loans and mortgage-backed securities for the periods indicated.

                                                    Year Ended September 30,
                                             -----------------------------------
                                                1996         1995         1994
                                             ---------    ---------    ---------
                                                         (In Thousands)

Loans receivable, net at beginning of year   $ 206,074    $ 178,058    $ 157,342
Originations:
Real Estate:
  Residential (1) ........................      26,987       15,070       22,116
  Commercial .............................       3,149        1,560        1,646
Commercial business loans (2) ............      18,806       15,090       13,161
Consumer .................................      40,336       35,338       46,440
                                             ---------    ---------    ---------
      Total originations .................      89,278       67,058       83,363
Loans purchased ..........................      37,363       28,213        2,389
Loans acquired from Community Savings Bank      45,753         --           --
Repayments ...............................    (102,481)     (67,037)     (65,949)
Loans sold ...............................      (1,549)      (1,723)        --
Increase (decrease) in other items, net ..       1,049        1,505          913
                                             ---------    ---------    ---------
      Total loans receivable, net
       at end of year ....................   $ 275,487    $ 206,074    $ 178,058
                                             =========    =========    =========
Mortgage-backed securities, net
 at beginning of year ..................     $  16,670    $  16,071    $  20,950
Purchases ................................       3,096        2,543        3,310
Mortgage-backed securities acquired from
   Community Savings Bank ................       1,296         --           --
Sales ....................................         (64)        --           --
Repayments ...............................      (4,225)      (2,443)      (7,564)
Discount (premium) amortization ..........         (38)        (119)        (167)
Unrealized gain/(loss) on mortgage-backed
  securities available for sale ..........        (103)         618         (458)
                                             ---------    ---------    ---------
       Mortgage-backed securities, net
       at end of year ....................   $  16,632    $  16,670    $  16,071
                                             =========    =========    =========
------------------------------------
(1) Includes  advances on equity lines of credit of $5.2  million,  $3.1 million and $3.1 million for September 30, 1996, 1995, and 1994, respectively.
(2)  Includes  advances  on  non-mortgage  commercial  lines of  credit of $15.6 million,  $13.8 million and $9.6 million for September 30, 1996,  1995 and 1994, respectively.

         From time to time the Bank purchases real estate mortgage loans in order to supplement loan originations. During the fiscal year ended September 30, 1996, the Bank purchased $37.4 million in loans. At September 30, 1996, purchased loans totalled $68.1 million and comprised 24.25% of total loans receivable. At September 30, 1996, $11.0 million of purchased loans were secured by properties located within the State of Illinois and $57.1 million were secured by properties located throughout the United States. Prior to purchasing loans, Bank personnel will inspect the properties securing the loan and perform other "due diligence" deemed necessary. All purchased loans secured by property outside the Bank's market area must be approved by the Bank's Board of Directors.

Loan Origination and Other Fees. In addition to interest earned on loans, the Bank may charge loan origination fees. The ability of the Bank to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in the Bank's market area. At September 30, 1996, the Bank had $205,000 of net deferred loan fees. The Bank offered loans with and without fees during the fiscal year ended September 30, 1996. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         In addition to loan origination fees, the Bank also receives other loan fees including late charges. The Bank recognized fees and late charges of $391,000, $241,000 and $266,000 for the years ended September 30, 1996, 1995, and 1994, respectively.

         Loan Concentration. With certain exceptions, an Illinois-chartered savings bank may not make a loan or extend credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 15% of the bank's total assets. At September 30, 1996, the Bank had no loans in excess of its loan to one borrower limitation. At that date, the largest concentration of loans to one borrower totaled $994,000.

Mortgage-Backed Securities

         The Bank occasionally invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by FHLMC, FNMA and GNMA, had a total carrying value of $16.6 million at September 30, 1996. Included in this amount are $2.9 million of mortgage-backed securities with remaining terms of five years or less. Total mortgage-backed securities consisted of $10.6 million of fixed rate mortgage-backed securities and $6.0 million of adjustable-rate mortgage-backed securities.

         Set forth below is a table showing the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                                                           At September 30,
                                                -------------------------------------------------------------------
                                                         1996                   1995                   1994
                                                --------------------   --------------------    --------------------
                                                 Amount      Percent    Amount      Percent     Amount      Percent
                                                                       (Dollars in Thousands)

Mortgage-backed securities, net
Available for sale (at market value):
   Adjustable...............................    $  5,693      34.23%    $ 4,052      24.31%    $  1,987      12.36%
   Fixed....................................       9,424      56.66      12,203      73.20       13,607      84.67
                                                --------     ------     -------     ------     --------     ------
     Total mortgage-backed securities
        available for sale..................      15,117      90.89      16,255      97.51       15,594      97.03
Held to maturity (at cost):
   Adjustable...............................         368       2.21         415       2.49          477       2.97
   Fixed....................................       1,147       6.90          --         --           --         --
                                                --------     ------     -------     ------     --------     ------
      Total mortgage-backed securities
        held to maturity....................       1,515       9.11         415       2.49          477       2.97
                                                --------     ------     -------     ------     --------     ------
      Total mortgage-backed securities, net     $ 16,632     100.00%    $16,670     100.00%    $ 16,071     100.00%
                                                ========     ======     =======     ======     ========     ======

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans with varying interest rates and maturities. The mortgage loans backing the mortgage-backed securities can be either fixed-rate mortgage loans or ARM loans. The interest rate risk characteristics of the underlying pool of mortgages as well as the prepayment risk are passed on to the holder of the mortgage-backed securities. Consequently, in a declining interest rate environment there is a risk that mortgage-backed securities will prepay faster than anticipated thereby adversely affecting the yield to maturity and the related market value of the mortgage-backed securities. Moreover, there can be no assurance that the Bank would be able to reinvest the cash flow from prepaid mortgage-backed securities into comparable yielding investments. In a rising interest rate environment, the value of the mortgage-backed securities with fixed-rate underlying mortgage loans will be less as investors seek higher yielding investments, and the value of mortgage-backed securities with adjustable-rate underlying mortgage loans may be impaired due to contractual limits on interest rate adjustments.

Delinquencies and Classified Assets

         The Bank's collection procedures provide that when a mortgage loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment plus a late charge. If the mortgage loan remains delinquent after 30 days, a telephone call is made or a letter is sent to the borrower, stressing the importance of reinstating the loan and obtaining reasons for the delinquency. Older mortgage loans receive a 30-day grace period before a late charge is assessed. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose upon the underlying property is then sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated. Consumer loans receive a 10-day grace period before a late charge is assessed. Collection efforts begin after the grace period expires.

         In recent years the Bank has increased its collection efforts by more closely monitoring delinquent loans and management believes that these efforts have contributed to the loan portfolio's low delinquency levels. At September 30, 1996 the percentage of loans receivable delinquent 90 days or more to total loans receivable, net was 0.78%.

         Delinquent Loans and Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on non-accrual status generally when either principal or interest is 90 days or more past due and management considers the interest uncollectible. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectability of the loan.

         During fiscal year 1996, non-performing loans as a percentage of total loans receivable, net, increased from 0.32% as of September 30, 1995 to 0.78% as of September 30, 1996.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At September 30, 1996, 1995 and 1994, the Bank owned approximately $428,000, $140,000 and $210,000, respectively, of property acquired as a result of foreclosure or by deed in lieu of foreclosure and classified as real estate owned. In recent years, the Bank believes it has worked aggressively to minimize real estate owned property by improving collection procedures and tightening loan underwriting standards.

         Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, Federal examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified "substandard" and "doubtful", the institution is required to establish general loan loss reserves in accordance with generally accepted accounting principles. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic examinations of the Bank by regulatory agencies, the staff of such agencies review the Bank's classifications and determine whether such classifications are adequate. Such agencies have, in the past, and may in the future, require the Bank to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At September 30, 1996, the Bank's classified assets totaled $2.2 million, of which $1.6 million were classified substandard and $543,000 were classified loss. The assets or portions thereof which are classified as loss have been specifically reserved for. At September 30, 1996, the Bank had no assets classified as special mention.

         The following table sets forth information regarding loans delinquent for more than 90 days and real estate acquired by foreclosure by the Bank at the date indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                                      At September 30,
                                             1996          1995            1994            1993           1992
                                             ----          ----            ----            ----           ----
                                                                 (Dollars in Thousands)
Nonperforming loans:
   Residential real estate............     $ 1,069        $  544          $  290          $2,023         $ 1,187
   Commercial real estate.............         850             --             16              32              21
   Consumer...........................         243            119             97             150              78
   Commercial business................          --            --              --              --              --
                                           -------        ------          ------          ------         -------
      Total nonperforming loans.......       2,162            663            403           2,205           1,286
   Total real estate acquired through
      foreclosure (1).................         428            140            210             241             464
                                           -------        -------         ------          ------         -------
      Total nonperforming assets......     $ 2,590        $  803          $  613          $2,446         $ 1,750
                                           =======        ======          ======          ======         =======
Total nonperforming loans
   to loans receivable, net...........        0.78%          0.32%          0.23%           1.40%           0.95%
                                           =======        =======         ======          ======         =======
Total nonperforming loans
   to total assets....................        0.56%          0.23%          0.15%           0.85%           0.56%
                                           =======        =======         ======          ======         =======
Total nonperforming assets
    to total assets...................        0.67%          0.27%          0.24%           0.94%           0.76%
                                           =======        =======         ======          ======         =======


------------------------------------

(1) Represents the book value of property acquired by the Bank through foreclosure, real estate in judgment or in-substance foreclosures, net of valuation reserves.

         At September 30, 1996, the Bank's largest nonperforming loan had a principal balance of $386,000 and was secured by commercial real estate. At September 30, 1996, the Bank's largest property constituting real estate owned by the Bank had a book value of $156,000. During the year ended September 30, 1996, the Bank would have recorded $88,000 in gross interest income on loans accounted for on a nonaccrual basis if such loans had performed in accordance with their original terms. During the year ended September 30, 1996, the Bank did not record any interest income attributable to such non-accrual loans.

Allowance for Loan Losses

         Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the potential losses that may be incurred. Management regularly reviews the Bank's loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management calculates the general allowance for loan losses in part based on past experience, and in part based on specified percentages of loan balances. While both general and specific loss allowances are charged against earnings, a portion of general loan loss allowances are added back to capital to the extent permitted in computing risk-based capital under federal and state regulations.

         During the years ended September 30, 1996, 1995 and 1994, the Bank provided $170,000, $360,000 and $140,000, respectively, to the allowance for loan losses. The Bank's allowance for loan losses totaled $2.4 million, $2.2 million and $2.1 million at September 30, 1996, 1995 and 1994, respectively. The provisions for loan losses in recent years reflected management's decision to increase the emphasis on factors in addition to past loan loss experience in evaluating the adequacy of the allowance for loan losses. Accordingly, the increased provision in fiscal year 1995 was necessary to establish loan loss reserves to cover the credit risk associated with one commercial loan and the collateralization of a commercial real estate project based on management's current estimate of the value of the underlying collateral. The decreased provisions in fiscal year 1994, reflected, among other factors, the termination of the selective strike of area coal mines by the United Mine Workers of America which began in May 1993 and was resolved on December 14, 1993, the continued low level of delinquencies relative to other savings institutions, and management's effort to closely monitor the level of delinquencies. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for loan losses in the future. Future additions to the Bank's allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

         Analysis of the Allowance For Loan Losses. The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. The table reflects the allowance for loan losses as a percentage of net loans receivable. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                      At September 30,
                                          ----------------------------------------------------------------------
                                           1996            1995            1994            1993            1992
                                          --------      ----------       ---------     ----------      ---------
                                                                  (Dollars in Thousands)
Total loans outstanding...............   $ 281,040      $  212,186       $ 184,829     $  163,365      $ 140,581
Average loans receivable, net
   outstanding........................     230,765         188,897         168,391        144,923        138,062
                                         =========      ==========       =========     ==========      =========
Allowance balance (at beginning
   of year)...........................   $   2,232      $    2,129       $   2,207     $    1,315      $     860
Provision for loan losses.............         170             360             140          1,003            653
Reserves from Community Savings
   Bank...............................         265              --              --             --             --
Charge-offs:
   Residential real estate............          13              57             116             30             67
   Commercial real estate.............          --              --              --             --             87
   Consumer...........................         409             293             160            139            104
   Commercial business................          --              --              --             --             18
                                         ---------      ----------       ---------     ----------      ---------
      Total charge-offs...............         422             350             276            169            276
                                         ---------      ----------       ---------     ----------      ---------
Recoveries:
   Residential real estate............          --               1               6             21              9
    Consumer..........................         174              92              52             37              4
                                         ---------      ----------       ---------     ----------      ---------
      Total recoveries................         174              93              58             58             13
                                         ---------      ----------       ---------     ----------      ---------
Transfers.............................          --              --              --             --           65(1)
                                         ---------      ----------       ---------     ----------      -------
Allowance balance (at end of year)....   $   2,419      $    2,232       $   2,129     $    2,207      $   1,315
                                         =========      ==========       =========     ==========      =========
Allowance for loan losses as a
   percent of total loans outstanding
   at end of year.....................        0.86%           1.05%           1.15%          1.35%          0.94%
                                         =========      ==========       =========     ==========      =========
Net loans charged off as a percent
   of average loans receivable, net...        0.11%           0.14%           0.13%          0.08%          0.19%
                                         =========      ==========       =========     ==========      =========
Ratio of allowance for loan losses
   to total nonperforming loans
   at end of year.....................      111.89%         336.65%         528.29%        100.09%        102.26%
                                         =========      ==========       =========     ==========      =========
------------------------------------

(1) Consists of a transfer of unallocated allowance for losses on investments to the allowance for losses on loans.

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                                                       At September 30,
                                            -----------------------------------------------------------------------
                                                  1996                       1995                    1994
                                            ---------------------     ----------------------   --------------------
                                                     % of Loans                % of Loans               % of Loans
                                                        in Each                   in Each                  in Each
                                                     Category to               Category to              Category to
                                            Amount   Total Loans      Amount   Total Loans     Amount   Total Loans
                                            ------   -----------      ------   -----------     ------   -----------
                                                                      (Dollars in Thousands)
Balance at end of year
   applicable to:

   Residential real estate................    $  557      69.40%       $  723      64.15%      $  792        63.73%
   Commercial real estate.................       544       4.51           152       4.33          123         4.00
   Consumer...............................     1,148      23.33         1,120      28.39        1,038        28.78
   Commercial business....................       170       2.76           187       3.13          176         3.49
   Credit enhancement.....................        --         --            50         --           --           --
                                              ------     ------        ------      -----       ------       ------
      Total allowance for
        loan losses.......................    $2,419     100.00%       $2,232     100.00%      $2,129       100.00%
                                              ======     ======        ======     ======       ======       ======

Investment Activities

         The Bank's investment portfolio consists primarily of obligations of the United States Government and agencies thereof, collateralized mortgage obligations, corporate debentures, mutual funds and FHLB stock. The Bank's portfolio of investment securities totaled $67.5 million at September 30, 1996. The Bank's holdings of FHLB stock totaled $3.0 million at September 30, 1996. The Bank's total investment in interest-bearing deposits was $7.5 million at September 30, 1996. Total investments at September 30, 1996 were $78.0 million.

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Bank generally has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. The Bank's average liquidity ratio for September 1996 was 9.41%, which was adequate to meet its normal business activities.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio, interest-bearing deposits and FHLB stock at the dates indicated. At September 30, 1996, the market value of the Bank's investment securities was approximately $67.4 million. At September 30, 1996 the market value of the FHLB stock and interest-bearing deposits was approximately equal to the book value of such investments.

                                                                         At September 30,
                                                     -------------------------------------------------------
                                                       1996                   1995                    1994
                                                     -------                -------                 --------
                                                                        (In Thousands)

Investment securities:
  Available for sale (at market value):
    U.S. Government and agencies............         $43,794                $ 23,281                $ 15,706
    Corporate debentures....................           2,116                     --                       --
    Collateralized mortgage obligations.....           6,157                     --                       --
    Equity securities-mutual funds..........           6,546                  6,167                    6,023
                                                     -------                -------                 --------
      Total investment securities
        available for sale..................          58,613                 29,448                   21,729
                                                      ------                 ------                   ------
  Held to maturity (at cost):
    U.S. Government and agencies............           1,000                  5,000                    5,000
    Corporate debentures....................           3,275                  7,632                    9,683
    Collateralized mortgage obligations.....           2,335                  8,948                   11,018
    Municipal bonds.........................           2,250                  1,756                    2,516
    Equity securities - mutual funds........              --                     --                       --
                                                     -------                -------                 --------
      Total investment securities held to
         maturity...........................           8,860                 23,336                   28,217
                                                     -------                -------                 --------
      Total investment securities...........          67,473                 52,784                   49,946
Interest-bearing deposits...................           7,476                  5,250                    7,290
FHLB stock, at cost.........................           3,050                  2,140                    1,562
                                                     -------                -------                 --------
      Total investments.....................         $77,999                $ 60,174                $ 58,798
                                                     =======                ========                ========

         Investment Securities Maturities. The following table sets forth the scheduled maturities, carrying values and average yields for the Bank's investment securities, excluding equity securities, at September 30, 1996. Equity securities consisting of $6.5 million invested in mutual funds have been excluded since such instruments have no stated maturity.

                                                                                        At September 30, 1996
                                                             -----------------------------------------------------------------------
                                                                 One Year of Less        One to Five Years         Five to Ten Years
                                                             -----------------------------------------------------------------------
                                                                         Annualized               Annualized              Annualized
                                                                          Weighted                 Weighted                Weighted
                                                             Carrying      Average    Carrying      Average     Carrying    Average
                                                               Value        Yield       Value        Yield        Value      Yield
                                                               -----        -----       -----        -----        -----      -----
                                                                                      (Dollars in Thousands)
Investment securities:
    Available for sale:
        U.S. Government and agencies......................   $  8,257        6.43%     $22,159        6.68%     $ 5,378        7.35%
        Corporate debentures..............................         --          --        2,116        5.95           --          --
        Collateral mortgage obligations...................         --          --           --          --          617        5.35
    Held to maturity:
        U.S. Government and agencies......................         --          --           --          --        1,000        6.50
        Corporate debentures..............................      2,265        7.29        1,010        6.01           --          --
        Collateralized mortgage obligations...............         --          --           --          --           --          --
        Municipal bonds...................................        496        6.29        1,454        4.71          195        6.08
                                                             --------        ----      -------        ----      -------        ----
            Total investment securities...................   $ 11,018        6.60%     $26,739        6.49%     $ 7,190        7.03%
                                                              =======        ====       ======        ====       ======        ====

                                                             At September 30, 1996
                                                             ---------------------
                                                              More than Ten Years
                                                              -------------------
                                                                           Annualized
                                                                            Weighted
                                                              Carrying      Average
                                                               Value         Yield
                                                               -----         -----
Investment securities:
    Available for sale:
        U.S. Government and agencies......................   $  8,000        7.81%
        Corporate debentures..............................         --          --
        Collateral mortgage obligations...................      5,540        5.77
    Held to maturity:
        U.S. Government and agencies......................         --          --
        Corporate debentures..............................         --          --
        Collateralized mortgage obligations...............      2,335        5.79
        Municipal bonds...................................        105        5.85
                                                             --------        ----
            Total investment securities...................   $ 15,980        6.79%
                                                             ========        ====

Sources of Funds

         General. Deposits and borrowings are the major sources of the Bank's funds for lending and other investment purposes. In addition, the Bank derives funds from the repayment and prepayment of loans and mortgage-backed securities, operations, and the sale or maturity of investment securities. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Other sources of funds include advances from the FHLB and reverse repurchase agreements. For further information see "Borrowings" below. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market demand accounts, term certificate accounts and individual retirement accounts. The Bank accepts deposits of $100,000 or more and may offer negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it solicit funds outside its market area. Further, the Bank has rarely used premiums to attract deposits. The Bank does not participate in marketing promotions to attract individual retirement account funds, nor does it pay premium rates for individual retirement account deposits. The Bank also enters into reverse repurchase agreements with large balance depositors, particularly those with maturing certificates of deposit which enable the depositor to reinvest the maturing deposit in reverse repurchase agreements. See "--Borrowings." In recent years the Bank's total deposits have increased steadily.

         The following table sets forth the net change in deposits of the Bank for the periods indicated.

                                                                        At September 30,
                                                    --------------------------------------------------------
                                                      1996                    1995                   1994
                                                    ---------              ---------               ---------
                                                                        (In Thousands)

Deposits....................................       $ 658,951              $ 672,364                $ 549,315
Deposits acquired, net of premium...........          49,724                 19,795                       --
Withdrawals (1).............................        (663,674)              (690,467)                (562,907)
                                                   ---------              ---------                ---------
  Net increase (decrease) before
    interest credited.......................          45,001                  1,692                  (13,592)
Interest credited...........................           6,619                  5,464                    5,356
                                                    --------              ---------                ---------
    Net increase (decrease) in deposits.....       $  51,620              $   7,156                $  (8,236)
                                                   =========              ---------                =========
------------------------------------

(1) During the years ending September 30, 1994, $1.8 million of certificates of deposit were converted into reverse repurchase agreements and, therefore, are not reflected in totals.

         Deposit Portfolio. Deposits in the Bank as of September 30, 1996, were represented by the various types of deposit programs described below.

Weighted
 Average                                                                                                 Percentage
 Interest                                                            Minimum                               of Total
   Rate         Minimum Term           Checking and Savings           Amount             Balance          Deposits
   ----         ------------           --------------------           ------             -------          --------
                                                                                     (In Thousands)
   0.00%        None                   Noninterest-bearing checking   $  100            $  9,796              3.94%
   2.44         None                   Interest-bearing checking         100              26,013             10.46
   3.71         None                   Money market demand               100              17,449              7.01
   2.79         None                   Savings accounts                  100              25,956             10.44
   4.43         None                   Savings accounts                5,000               9,739              3.91
                                                                                        --------            ------
                                                                                          88,953             35.76
                                                                                        --------            ------


                                       Certificates of Deposit


   4.43         91 days                Fixed term, fixed rate            500               1,234              0.50
   5.03         6 months               Fixed term, fixed rate            500              20,742              8.34
   5.99         9 months               Fixed term, fixed rate          5,000               7,589              3.05
   5.36         1 year                 Fixed term, fixed rate            500              33,578             13.50
   5.68         11/2years              Fixed term, fixed rate            500               6,938              2.79
   5.54         21 months              Fixed term, fixed rate          2,000               1,227              0.49
   5.82         2 years                Fixed term, fixed rate            500              10,735              4.32
   6.26         2 years                Fixed term, adj. rate (1)       1,000                 277              0.11
   5.58         21/2years              Fixed term, fixed rate            500              18,451              7.42
   5.67         21/2years              Fixed term, adj. rate (2)       2,500              10,899              4.38
   6.82         25 months              Fixed term, fixed rate          5,000               8,406              3.38
   5.47         3 years                Fixed term, fixed rate            500               7,603              3.06
   5.42         4 years                Fixed term, fixed rate            500               5,721              2.30
   6.44         5 to 10 years          Fixed term, fixed rate (3)         --               4,535              1.82
   5.74         Various                IRA/QRP                        50-100              16,831              6.77
   6.16         Various                Negotiated jumbo              100,000               5,004              2.01
                                                                                        --------            ------
                                                                                         159,770             64.24
                                                                                        --------            ------
                                                                      Total             $248,723            100.00%
                                                                                         -------            ======

------------------------------------
(1) This  deposit  product  adjusts  the  interest  rate  paid at each six month interval. This product is no longer offered and is nonrenewable.
(2) This deposit  product  allows the  depositor to elect to adjust the interest rate paid once during the initial term of the certificate of deposit.
(3) Certificates are only available on a renewal basis.

Deposit Flow

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated.

                                      Balance                         Balance                         Balance
                                         at        %      Increase       at        %      Increase      at        %       Increase
                                      9/30/96   Deposits (Decrease)   9/30/95  Deposits  (Decrease)   9/30/94  Deposits  (Decrease)
                                      -------   --------  ---------   -------  --------  ----------   -------  --------  ----------
                                                                           (Dollars in Thousands)

Demand deposits:
    Noninterest-bearing checking     $  9,796     3.94%    $ 2,158   $  7,638      3.87%    $  (488)  $  8,126     4.28%    $ 1,499
    Interest-bearing checking...       26,013    10.46        (377)    26,390     13.39         925     25,465    13.41       1,126
    Money market demand.........       17,449     7.01         226     17,223      8.74      (3,641)    20,864    10.98      (1,441)
    Savings accounts............       35,695    14.35       9,006     26,689     13.54      (1,611)    28,300    14.90       1,056
                                     --------    -----     -------   --------     -----     --------   -------    -----     -------
      Total demand deposits.....       88,953    35.76      11,013     77,940     39.54      (4,815)    82,755    43.57       2,240
                                     --------    -----     -------   --------     -----     --------   -------    -----     -------

Certificates of deposit which mature
  in the period ending: (1)
    Within 1 year...............     $109,803    44.15      36,685     73,118     37.10       2,231     70,887    37.32      (6,876)
    Within 3 years..............       43,817    17.62        (537)    44,354     22.50       9,988     34,366    18.09      (3,148)
    Over 3 years................        6,150     2.47       4,459      1,691      0.86        (248)     1,939     1.02        (452)
                                                            ------   --------     -----     --------  --------   ------     -------
   Total certificates of deposit      159,770    64.24      40,607    119,163     60.46      11,971    107,192    56.43     (10,476)
                                     --------    -----     -------   --------     -----     -------   --------   ------     -------
         Total deposits.........     $248,723   100.00%    $51,620   $197,103    100.00%    $ 7,156   $189,947   100.00%    $(8,236)
                                     ========   ======     =======   ========    ======     =======   ========   ======     ========


                                               Balance
                                                 at         %
                                               9/30/93  Deposits
                                               -------  --------
Demand deposits:
    Noninterest-bearing checking
    Interest-bearing checking...             $  6,627      3.34%
    Money market demand.........               24,339     12.28
    Savings accounts............               22,305     11.25
                                               27,244     13.75
      Total demand deposits.....             --------     -----
                                               80,515     40.62
                                             --------     -----
Certificates of deposit which mature
  in the period ending: (1)
    Within 1 year...............
    Within 3 years..............                77,763     39.24
    Over 3 years................                37,514     18.93
                                                 2,391      1.21
   Total certificates of deposit             ---------    ------
                                               117,668     59.38
         Total deposits.........             ---------    ------
                                             $ 198,183    100.00%
                                             =========    ======

(1) During the years ended September 30, 1994 and 1993, $1.8 million and $7.6 million, respectively, of certificates of deposit were converted into reverse repurchase agreements and therefore are not reflected in deposit totals.

         Certificates of Deposit by Rates. The following table sets forth the balances of certificates of deposit in the Bank classified by rates as of the dates indicated:

                                                                         At September 30,
                                                    --------------------------------------------------------
                                                       1996                   1995                     1994
                                                    --------               --------                ---------
                                                                        (In Thousands)
Less than 3.00%.............................        $     26               $     24                 $    100
3.00 - 4.99%................................          14,827                 42,104                   92,260
5.00 - 6.99%................................         141,335                 73,668                   10,680
7.00 - 8.99%................................           3,086                  2,704                    3,521
9.00 - 10.99%...............................             496                    663                      631
                                                    --------               --------                 --------
                                                    $159,770               $119,163                 $107,192
                                                    ========               =========                ========

         Certificates of Deposit Maturity Schedule. The following table sets forth the balances and maturities of certificates of deposit in the Bank at September 30, 1996.

                                             Balance Due
                    ------------------------------------------------------------
                    Less Than        1-2         2-3       3 Years
                     1 Year         Years       Years      or More        Total
                     ------         -----       -----      -------        -----
                                           (In Thousands)
Less than 3.00%     $   --       $   --       $   --       $     26     $     26
 3.00 - 4.99% .       13,914          800           72           41       14,827
 5.00 - 6.99% .       94,054       31,036       10,917        5,328      141,335
 7.00 - 8.99% .        1,735          596         --            755        3,086
 9.00 - 10.99%           100          396         --           --            496
                    --------     --------     --------     --------     --------
                    $109,803     $ 32,828     $ 10,989     $  6,150     $159,770
                    ========     ========     ========     ========     ========

         Large Certificates of Deposit. The following table indicates the balances of certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                                   Certificates
    Maturity Period                                                 of Deposit
    ---------------                                                 ----------
                                                                  (In Thousands)
    Three months or less.................................          $    1,975
    Three through six months.............................               3,283
    Six through twelve months............................               2,392
    Over twelve months...................................               4,187
                                                                   ----------
        Total............................................          $   11,837
                                                                   ==========

Borrowings

         Deposits are the primary source of funds for the Bank's lending and investment activities. If the need arises, the Bank may rely upon advances from the FHLB to supplement its supply of available funds and to fund deposit withdrawals. Advances from the FHLB are typically secured by the Bank's one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities. The FHLB functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States Government) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. At September 30, 1996, the Bank had $61.0 million of FHLB advances. From time to time the Bank also enters into agreements to sell securities under terms which require it to purchase the same or substantially similar securities by a specified date ("reverse repurchase agreements"). Reverse repurchase agreements are considered borrowings which are secured by the sold securities. The Bank's reverse repurchase agreements have terms that do not exceed the legal limit of 330 days. At September 30, 1996, the Bank had reverse repurchase agreements totalling $14.8 million.

         The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated.

                                                         At September 30,
                                              ----------------------------------
                                                1996          1995         1994
                                                ----          ----         ----
                                                      (Dollars in Thousands)
Weighted average rate paid on: (1)
  Reverse repurchase agreements .........        5.48%        5.64%        3.73%
  FHLB advances .........................        5.33         5.51         4.71
  ESOP borrowings .......................        8.35         8.60         6.28

Reverse repurchase agreements:
  Maximum balance .......................     $14,782      $15,406      $15,404
  Average balance .......................      13,510       14,242       14,246

FHLB advances:
  Maximum balance .......................      60,996       42,800       30,510
    Average balance .....................      34,303       33,607       19,410

ESOP borrowings:
  Maximum balance .......................         844        1,152        1,440
  Average balance .......................         751        1,033        1,283
------------------------------------

(1)   Calculated using the daily weighted average interest rates.

Subsidiary Activities

         The Bank has one wholly owned subsidiary, Sparta First Service Corporation ("Sparta First"), an Illinois corporation. Sparta First is engaged primarily in the business of offering investment products (consisting primarily of equity securities, fixed and variable annuities and mutual funds) through INVEST and INSURE. Both INVEST and INSURE are service marks owned by the brokerage and insurance agency that contracts with Sparta First to provide services to customers.

         At September 30, 1996, the Bank had a $804,000 equity investment in Sparta First. For the year ended September 30, 1996 Sparta First had net income of $148,000.

Competition

         The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, other savings banks, savings associations and credit unions in its market area, and the Bank expects continued strong competition from such financial institutions in the foreseeable future. The Bank competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

         The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings banks and savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Bank's market area as well as the increased efforts by commercial banks to expand mortgage loan originations.

         The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

         The Bank's market area includes all of Randolph, Jackson, Williamson, Perry and Union counties, and portions of Monroe, Washington, Alexander, Pulaski, Jefferson, Johnson, Franklin and St. Clair counties, all of which are in Illinois. The Bank's market area has a large number of financial institutions.

REGULATION AND SUPERVISION

         General. The Bank is an Illinois-chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal government under the SAIF of the FDIC. The Bank is subject to extensive regulation by the Illinois Commissioner of Savings and Residential Finance (the "Commissioner") and the FDIC. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the Commissioner and the FDIC to review the Bank's compliance with various regulatory requirements. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve (the "FRB"). This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC, or Congress could have a material impact on the operations of the Holding Company and the Bank. The Company, as a mutual savings bank holding company, will also be required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and the Commissioner. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

         Capital Maintenance. Under FDIC regulations, the Bank must maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest rating of the federal regulators for banks). For all other banks, the minimum leverage capital requirement is between 4% and 5% of total assets. Core capital is composed of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and qualifying supervisory intangible core deposits), identified losses and investments in certain subsidiaries. At September 30, 1996, the Bank's ratio of core capital to total adjusted assets was 13.01%, which exceeded the minimum leverage requirement.

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1996, the Bank's risk-based capital to total assets ratio was 23.67% and as a result, the Bank exceeded its minimum risk-based capital requirements.

         Set forth below is a summary of the Bank's compliance with its capital requirements as of September 30, 1996.

                                                         At September 30, 1996
                                                      -------------------------
                                                                     Percent of
                                                       Amount          Assets
                                                       ------          ------
                                                        (Dollars in Thousands)
Tier 1(Core) Capital Leverage Ratio:
  Actual level ..................................     $49,129         13.01%
  Required level ................................      11,325          3.00
                                                      -------         -----
  Excess ........................................     $37,804         10.01%
                                                      =======         =====
Tier 1 Risk-based Capital Ratio:
  Actual level ..................................     $49,129         22.80%
  Required level ................................       8,619          4.00
                                                      -------         -----
  Excess ........................................     $40,510         18.80%
                                                      =======         =====
Tier 2 Risk-based Capital Ratio:
  Actual level ..................................     $51,004         23.67%
  Required level ................................      17,238          8.00
                                                      -------         -----
  Excess ........................................     $33,766         15.67%
                                                      =======         =====

         Illinois Savings Bank and Savings Bank Holding Company Law and Regulation. In August 1990, Illinois enacted the Savings Bank Act ("SBA"), which establishes Illinois-chartered savings banks. Under the SBA, savings banks are chartered and regulated by the Commissioner and possess all of the powers of federal and Illinois-chartered savings and loan associations. The SBA permits Illinois-chartered savings and loan associations, as well as federally chartered savings and loan associations and commercial banks, to merge with or convert directly into an Illinois-chartered savings bank. Pursuant to this authority, effective May 26, 1993, the Bank converted from a federally chartered mutual savings bank into an Illinois-chartered mutual savings bank.

         As an Illinois-chartered savings bank, the Bank is subject to regulation and supervision by the Commissioner. This regulation covers, among other things, the Bank's internal organization (i.e., charter, bylaws, capital requirements, transactions with directors and officers, and composition of the board of directors), as well as supervision of permissible activities and mergers and acquisitions. The Bank is required to file periodic reports with, and is subject to periodic examinations at least once within every 18-month period by the Commissioner. The lending and investment authority of the Bank is prescribed by Illinois law and regulations, as well as applicable Federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

         Under Illinois law, savings banks are required to maintain a minimum core capital to total assets ratio of 3%. The Commissioner is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's core capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. As a matter of policy, the Commissioner requires that savings associations that convert to savings banks under the SBA have a minimum core capital to assets ratio of 6%. At September 30, 1996, the Bank's core capital ratio was 13.01% of total adjusted assets, which substantially exceeded the required amount.

         Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 15% of the savings bank's total capital. At September 30, 1996, the Bank did not have any loans-to-one borrower which exceeded this limitation. For information about the largest borrowers of the Bank, see "Lending Activities--Loan Concentration" above.

         Illinois-chartered savings banks generally have all lending, investment and other powers which are possessed by federal savings banks based in Illinois. Recent federal and state legislative developments have reduced distinctions between commercial banks and savings institutions in Illinois with respect to lending and investment authority. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, Illinois legislation and regulations ("parity legislation") have given Illinois-chartered savings institutions such as the Bank the powers of federally chartered savings institutions.

         The board of directors of a savings bank may declare dividends on its capital stock based upon the savings bank's annualized net profits except that until the paid-in surplus of the savings bank equals its capital stock, a dividend may not be declared unless there has been transferred to paid-in surplus not less than 10% of the net profits of the preceding half year in the case of quarterly or semiannual dividends, or not less than 10% of the net profits for the preceding year in the case of annual dividends. Dividends may not be declared if a savings bank fails to meet its capital requirements. Further written approval of the Commissioner is required before any dividends exceeding 50% of a savings bank's profits for any calendar year may be declared. A dividend may be declared out of retained earnings at any time.

         An Illinois-chartered savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, an agent or an attorney of the savings bank, either individually or as an agent or partner of another, except under the rules of the Commissioner and regulations of the FDIC. This restriction does not apply, however, to loans made (i) on the security of single-family residential property used by the borrower as his or her residence, and (ii) to a non-profit, religious, charitable or fraternal organization or a corporation in which the savings bank has been authorized to invest by the Commissioner. Furthermore, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an officer, director, employee or the holder of more than 10% of the savings bank's stock or certain affiliated persons as set forth in Illinois law, unless the prior written approval of the Commissioner is obtained.

         The SBA provides that any depository institution may merge into a savings bank operating under the SBA. The Board of Directors of each merging institution must approve a plan of merger by resolution adopted by majority vote of all members of the respective boards. After such approval, the plan of merger must be submitted to the Commissioner for approval. The Commissioner may make an examination of the affairs of each merging institution (and their affiliates). The Commissioner shall not approve a merger agreement unless he finds that, among other things, (i) the resulting institution meets all requirements of the SBA; (ii) the merger agreement is fair to all persons affected; and (iii) the resulting institution will be operated in a safe and sound manner. If approved by the Commissioner, the plan of merger must be submitted to stockholders of the depository institution for approval, and may be required to be submitted to members if a mutual savings bank is one of the constituent entities. A two-thirds affirmative vote is required for approval of the plan of merger.

         The SBA permits an Illinois savings bank holding company to control or own more than 5% of the voting shares or rights of a savings bank only if the principal place of business of the savings bank is located in those states in which a savings bank holding company is permitted to acquire an Illinois savings bank. When requested, the Commissioner will review the laws of the state to determine whether the laws of that state expressly authorize an Illinois savings bank holding company to acquire a savings bank in that state.

         A savings bank holding company may invest in the stock of or other form of equity ownership of any company which the board of directors determines to be in the best interests of stock owners and depositors, and such investment must be documented in the holding company's minutes with reference to such items as price/earning ratios, future prospects, sources of income and compatibility with the overall business plan of the holding company.

Community Reinvestment Act

         Federal Regulation. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system which replaced the five-tiered numerical rating system.

The Federal Deposit Insurance Corporation Improvement Act of 1991

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the BIF, which insures the deposits of commercial banks and savings associations, in addition, to establishing a number of new mandatory supervisory measures for savings associations and banks.

         Standards for Safety and Soundness. FDICIA requires the federal bank regulatory agencies to prescribe regulatory standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition the federal banking regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies. In November 1993, the federal banking agencies, including the FDIC, proposed regulations regarding the implementation of these standards.

Insurance of Accounts and Regulation by the FDIC

         The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

         On September 30, 1996, the President signed into law legislation designed to reduce the effect of the Bank Insurance Fund ("BIF") and SAIF premium disparity. Under the legislation a special assessment was imposed on the amount of deposits held by SAIF-member institutions, including the Bank, as of a specified date, March 31, 1995, to recapitalize the SAIF. The special assessment was payable on November 27, 1996. The amount of the special assessment determined by the FDIC was 65.7 basis points of insured deposits. As a result of enactment of this legislation on September 30, 1996, the Bank recorded a one-time non-recurring charge of $1.5 million prior to recognition of a tax benefit. The payment of the special assessment had the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, the Bank remains in compliance with its regulatory capital requirements. This legislation also spreads the obligation for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed by SAIF deposits. Based upon current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. This legislation specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

         As a result of this legislation, the FDIC proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

Holding Company Regulation

         The Company is a non-diversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank is required to notify the OTS 30 days before declaring any dividend to the Company.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "--Federal Regulation of Savings Institutions--Qualified Thrift Lender Test" for a discussion of the QTL requirements. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

Federal and State Taxation

         Federal Taxation. For federal income tax purposes, the Bank files a federal income tax return based upon a tax year ended September 30. Because the Company owns 100% of the outstanding Common Stock of the Bank it is permitted to file a consolidated federal income tax return with the Bank.

         The Company and the Bank are subject to the rules of federal income taxation generally applicable to corporations under the Code. Most corporations are not permitted to make tax deductible additions to bad debt reserves under the Code. However, savings and loan associations and savings banks such as the Bank, which meet certain tests prescribed by the Code may benefit from favorable provisions regarding deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in real property, and non-qualifying loans, which are all other loans. The bad debt reserve deduction with respect to non-qualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

         The Bank has elected to use the method that results in the greatest deduction for Federal income tax purposes, which historically had been the percentage of taxable income method (8% for tax years 1996, 1995 and 1994). The amount of the bad debt deduction that a thrift institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the full deduction is available only if at least 60% of the institution's assets fall within certain designated categories. Second, under the percentage of taxable income method the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for non-qualifying loans, equals the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable year exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year does not exceed 6% of such loans outstanding at such time.

         Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements.

         The Bank is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Bank's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100% of the excess of a thrift institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience; and (ii) for years beginning in 1988 and 1989 an amount equal to one-half of the amount by which an institution's "book income" (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preference items (for taxable years commencing after 1989 this adjustment item is replaced with a new preference item relating to "adjusted current earnings" as specially computed). In addition, for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

         The Bank was last audited by the Internal Revenue Service for the tax year ended September 30, 1991. No changes were necessary to the reported tax as a result of the audit. For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements.

         Illinois Taxation. The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 7.3%. Illinois taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable and no deduction is allowed for state income taxes. However, a deduction is allowed for certain U.S. Government and agency obligations. The Bank's state income tax returns for the tax years ended September 30, 1991, 1990 and 1989, have been audited by the Illinois tax authorities. Such returns did not have to be amended as a result of such audit.

Personnel

         As of September 30, 1996, the Bank and its subsidiary had a total of 86 full-time and 18 part-time employees. None of the Bank's employees is represented by a collective bargaining group. Management believes that its relationship with the Bank's employees is good.

ITEM     2. Properties

         The Bank conducts its business through its main office located in Sparta, Illinois and six branch offices. The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 1996. At September 30, 1996, the Bank's premises and equipment had an aggregate net book value of approximately $6.0 million. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Holding Company.
All facilities are owned.

                                                                     Year                     Book Value at
Location                                                           Occupied                September 30, 1996
--------                                                           --------                ------------------
Main Office...............................................           1958                      $  660,364
114 West Broadway
Sparta, Illinois  62286

Branch Office.............................................           1988                      $   39,063
358 South Main
Anna, Illinois  62906

Branch Office.............................................           1983                      $  631,484
500 West Main
Carbondale, Illinois  62901

Branch Office.............................................           1995                      $  377,096
Southtown Shopping Center
DuQuoin, Illinois  62832

Branch Office.............................................           1978                      $  418,946
1101 Walnut
Murphysboro, Illinois  62966

Branch Office.............................................           1991                      $  320,397
424 West Broadway
Steeleville, Illinois  62288

Branch Office.............................................          1996(1)                    $1,591,540
1706 West DeYoung Street
Marion, Illinois 62959
------------------
(1) Acquired in May, 1996


ITEM     3. Legal Proceedings

         There are various claims and lawsuits to which the Bank is periodically involved incident to the Bank's business. In the opinion of management, such claims and lawsuits in the aggregate are immaterial to the Bank's financial condition and results of operations.

ITEM     4. Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

                                     PART II

ITEM     5. Market for Registrant's Common Stock and Related Stockholder Matters

         The section titled "Common Stock and Related Matters" of the 1996 Annual Report to Stockholders is incorporated herein by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM     6. Selected Financial Data

         The section titled "Selected Consolidated Financial and Other Data" of the 1996 Annual Report to Stockholders is incorporated herein by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1996 Annual Report to Stockholders is incorporated herein by reference. No other sections of such Annual Report are incorporated herein by this reference.


ITEM     8. Financial Statements and Supplementary Data

         The sections titled "Consolidated Statements of Financial Condition," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" of the 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable.
                                    PART III


ITEM     10. Directors and Executive Officers of the Registrant

         Information concerning the Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated December 10, 1996 (the "Proxy Statement").

ITEM     11. Executive Compensation

         Information concerning the Executive Compensation of the Registrant is incorporated herein by reference from the Registrant's Proxy Statement.

ITEM     12. Security Ownership of Certain Beneficial Owners and Management

         Information   concerning  security  ownership  of  certain  owners  and
management is incorporated herein by reference from the section titled "Voting Securities and Principal Holders Thereof" of Registrant's Proxy Statement.

ITEM     13. Certain Relationships and Related Transactions

         Information concerning relationships and transactions is incorporated herein by reference from the section titled "Certain Transactions with the Company" of Registrant's Proxy Statement.

                                     PART IV

ITEM     14. Exhibits, Financial Statement Schedules, and Reports on From 8-K

         (a)(1)  Financial Statements

         The following information appearing in the Registrant's 1996 Annual Report is incorporated by reference as Exhibit 13 to this Annual Report on Form 10-K.


         Annual Report Sections

         Independent Auditors Report

                  Consolidated Balance Sheets
          as of September 30, 1996 and 1995

                  Consolidated Statements of Income for the years ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         (a)(2)  Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

         (a)(3)  Exhibits
                                                                                              Sequential Page
                                                               Reference to Prior              Number Where
                                                                Filing or Exhibit            Attached Exhibits
  Regulation S-K                                                 Number Attached            Are Located in This
  Exhibit Number                    Document                          Hereto                 Form 10-K Report
  --------------                    --------                          ------                 ----------------
         2                 Plan of acquisition,                        (1)                    Not Applicable
                           reorganization, arrangement,
                           liquidation or succession

        3.1                Certificate of Incorporation                (1)                    Not Applicable

        3.2                Bylaws                                      (1)                    Not Applicable

         4                 Instruments defining the                    (1)                    Not Applicable
                           rights of security holders,
                           including debentures

         9                 Voting trust agreement                     None                    Not Applicable

       10.1                Employment Agreement between                (1)                    Not Applicable
                           the Bank and John A. Becker,
                           President and Chief Executive
                           Officer

       10.2                Employment Agreement between                                       ______________
                           the Bank and Michael R. Howell,
                           Executive Vice President and
                           Treasurer

       10.3                Employment Agreement between                                       ______________
                           the Bank and Linda M. Johnson,
                           Senior Vice President and Secretary

       10.4                Net Worth Maintenance Agreement             (1)                    Not Applicable

       10.5                Employee Severance Compensation             (1)                    Not Applicable
                           Plan

       10.6                1993 Incentive Stock Option Plan            (1)                    Not Applicable

       10.7                1993 Stock Option Plan for                  (1)                    Not Applicable
                           Outside Directors

       10.8                Management Recognition and                  (1)                    Not Applicable
                           Retention Plan and Trust

       10.9                Recognition and Retention Plan              (1)                    Not Applicable
                           and Trust for Outside Directors

       10.10               Supplemental Executive Retirement           (1)                    Not Applicable
                           Plan

                                                                                              Sequential Page
                                                               Reference to Prior              Number Where
                                                                Filing or Exhibit            Attached Exhibits
  Regulation S-K                                                 Number Attached            Are Located in This
  Exhibit Number           Document                                   Hereto                 Form 10-K Report
        11                 Statement re: computation                   Not                    Not Applicable
                           of per share earnings                    Required

        12                 Statement re: computation                   Not                    Not  Applicable
                           of ratios                                Required

        13                 Annual Report to Security Holders           13                         _______


        16                 Letter re: change in certifying            None                    Not Applicable
                           accountants

        18                 Letter re: change in accounting            None                    Not Applicable
                           principles

        21                 Subsidiaries of Registrant                  21                         _______

        22                 Published report regarding                 None                    Not Applicable
                           matters submitted to vote of
                           security holders

        24                 Power of Attorney                      Not Required                Not Applicable

        27                 Financial Data Schedule                Not Required                Not Applicable

        28                 Information from reports                   None                    Not Applicable
                           furnished to state
                           insurance regulatory
                           authorities

        99                 Additional Exhibits                        None                    Not Applicable



(1)      Filed as exhibits to the  Registrant's  Registration  Statement on Form
         S-1 filed with the SEC on June 22,  1995 as  amended on July 12,  1995.
         All  such  previously  filed  documents  are  hereby   incorporated  by
         reference in accordance with Item 601 of Regulation S-K.


         (b)      Reports on Form 8-K

         The  registrant   filed  a  Form  8-K  to  report  the  acquisition  or
disposition of assets as required by Item 2. The financial statements required to be filed were not available when the Form 8-K was filed.

                                   Signatures

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       CHARTER FINANCIAL, INC.


Date:    December 24, 1996                        By:  /S/ John A. Becker
                                                       ------------------
                                                           John A. Becker
                                                           President and Chief
                                                           Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /S/ John A. Becker                                  By: /S/ Michael R. Howell
     ------------------                                      ---------------------
     John A. Becker                                          Michael R. Howell
       President, Chief Executive                            Executive Vice President,
       Officer and Chairman of the Board                     Treasurer and Director
       (Principal Executive Officer)                         (Principal Financial Officer)

Date:  December 24, 1996                                     Date:  December 24, 1996


By:  /S/ Karen P. Jacobus                                By: /S/ James Clutts
     --------------------                                    ----------------
     Karen P. Jacobus                                        James Clutts
     Vice President and Controller                           Director
     (Principal Accounting Officer)

Date:  December 24, 1996                                     Date: December 24, 1996


By:  /S/ Carl S. Schlageter                              By: /S/ Linda M. Johnson
     ----------------------                                  --------------------
     Carl S. Schlageter                                      Linda M. Johnson
     Director                                                Senior Vice President and Director

Date: December 24, 1996                                      Date:  December 24, 1996


By:  /S/ William A. Norton                               By: /S/ John Petkas, Jr.
     ---------------------                                   --------------------
     William A. Norton                                       John Petkas, Jr.
     Director                                                Director

Date:  December 24, 1996                                     Date: December 24, 1996

By:  /S/ Klondis T. Pirtle                               By: /S/ Dennis F. Doelitzch
     ---------------------                                   -----------------------
     Klondis T. Pirtle                                       Dennis F. Doelitzch
     Director

Date: December 24, 1996                                      Date: December 24, 1996

By:  /S/ Ralph Eugen Watson
     ----------------------
     Ralph Eugene Watson

Date: December 24, 1996