Form 10-Q
period 1996-12-31
CHARTER FINANCIAL INC
filed 1997-02-13
CIK 947122

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                        DECEMBER 31, 1996

                   File Commission No. 0-27304

                     Charter Financial, Inc.
      (Exact name of registrant as specified in its charter)

                             Illinois
  (State or other jurisdiction of incorporation or organization)

                            37-1345386
               (I.R.S. Employer Identification No.)


          114 West Broadway
          Sparta, Illinois                               62286
(Address of principal executive office)                (Zip Code)


       Registrant's telephone number, including area code:
                          (618) 443-2166


                          Not Applicable
       (Former name, former address and former fiscal year,
                  if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes / X /    No /   /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,253,459 shares of the Bank's common stock outstanding as of February 6, 1997.

              CHARTER FINANCIAL, INC. AND SUBSIDIARY

                              INDEX


                                                            PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           -  Consolidated Balance Sheets                   1

           -  Consolidated Statements of Income             2

           -  Consolidated Statement of Stockholders'
              Equity                                        3

           -  Consolidated Statements of Cash Flows         4

           -  Notes to Consolidated Financial Statements    5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       7

PART II    OTHER INFORMATION                                16


SIGNATURES                                                  18


              CHARTER FINANCIAL, INC. AND SUBSIDIARY
                   Consolidated Balance Sheets

             December 31, 1996 and September 30, 1996
                           (Unaudited)


                                   December 31,     September 30,
Assets                                1996               1996
------------------------           ------------     -------------

Cash                               $  2,058,790     $  1,492,740
Interest-bearing deposits            11,383,957        7,475,682
Investment securities, net           60,153,143       67,473,525
Mortgage-backed securities, net      15,900,511       16,632,214
Loans receivable, net               272,301,766      275,486,929
Accrued interest receivable           2,632,283        3,098,131
Real estate acquired by
 foreclosure, net                       574,408          482,279
Stock in Federal Home Loan Bank,
 at cost                              3,049,900        3,049,900
Office properties and equipment,
 at cost less accumulated
 depreciation                         5,918,412        5,990,392
Prepaid expenses and other assets     1,038,544        1,995,423
Deferred tax asset                      801,171          995,304
Cost in excess of fair value
 of net assets acquired               3,240,010        3,320,843
Core deposit intangible                 997,750        1,031,729
                                   ------------     ------------
                                   $380,050,642     $388,431,091
                                   ------------     ------------
                                   ------------     ------------

Liabilities and Stockholders' Equity
------------------------------------

Deposits                           $258,073,843     $248,722,627
Accrued interest on deposits            521,122          576,341
Borrowed money                       59,857,454       76,353,783
Advance payments by borrowers for
 taxes and insurance                    594,375        1,084,720
Income taxes payable                    910,812          188,097
Accrued expenses and other
 liabilities                          2,231,906        5,111,072
                                   ------------     ------------
  Total liabilities                 322,189,512      332,036,640
                                   ------------     ------------

Stockholders' Equity:
 Preferred stock, $0.10 par value
  per share: 1,000,000 shares
  authorized; none issued                     -                -
 Common stock, $0.10 par value
  per share: 8,000,000 shares
  authorized; 4,253,459 shares
  issued at December 31, 1996
  and at September 30, 1996             425,346          425,346
 Additional paid-in capital          28,822,365       28,762,464
Retained earnings-substantially
 restricted                          29,810,216       28,885,198
Unrealized gain (loss) on
 securities available for
 sale, net                              251,333        (206,204)
Unearned ESOP shares                (1,448,127)      (1,472,353)
                                   ------------     ------------
   Total stockholders' equity        57,861,133       56,394,451
                                   ------------     ------------
                                   $380,050,645     $388,431,091
                                   ------------     ------------
                                   ------------     ------------

See accompanying notes to unaudited consolidated financial statements.


              CHARTER FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Income

                    For the three months ended
                    December 31, 1996 and 1995
                           (Unaudited)


                                       For the Three Months Ended
                                               December 31,
                                       --------------------------
                                          1996            1995
Interest income:
 Loans receivable                     $5,692,505      $4,472,098
 Mortgage-backed securities              260,710         279,500
 Investments                           1,144,441         868,016
 Other                                    58,285          70,524
                                      ----------      ----------
 Total interest income                 7,155,941       5,690,138
                                      ----------      ----------
Interest expense:
 Deposits                              2,953,551       2,201,982
 Borrowed money                          926,767         768,078
                                      ----------      ----------
 Total interest expense                3,880,318       2,970,060
                                      ----------      ----------
 Net interest income                   3,275,623       2,720,078
Provision for losses on loans
 Net interest income after provision
 for losses on loans                   3,164,373       2,690,078
Noninterest income:
 Late charges and other loan fees        127,461          68,381
 Gain on sale of investment
  securities                              55,595               -
 Deposit account fees                    244,704         186,612
 Commissions and fees                     50,032          40,313
 Other                                   140,001          68,350
                                      ----------      ----------
 Total noninterest income                617,793         363,656
                                      ----------      ----------
Noninterest expense:
 Compensation and employee benefits      803,437         858,149
 Office buildings and equipment          215,597         137,279
 Data processing                         120,830          84,211
 Advertising                              55,796          36,642
 Deposit insurance premiums                    -         100,878
 Other                                   518,540         417,974
 Provision for losses and expenses
  on real estate acquired by
  foreclosure                             55,221          31,282
 Amortization of cost in excess of
  fair value of net assets acquired       80,833          33,353
                                      ----------      ----------
   Total noninterest expense           1,850,254       1,699,768
                                      ----------      ----------
   Income before income taxes          1,931,912       1,353,966
Income taxes                             772,357         561,016
                                      ----------      ----------
   Net income                         $1,159,555         792,950
                                      ----------      ----------
                                      ----------      ----------
Earnings per share                    $     0.29      $     0.18
                                      ----------      ----------
                                      ----------      ----------


See accompanying notes to unaudited consolidated financial statements.

PAGE

              CHARTER FINANCIAL, INC. AND SUBSIDIARY
          Consolidated Statement of Stockholders' Equity

             The three months ended December 31, 1996
                           (Unaudited)





                                                                    Unrealized
                                                                    gain (loss)
                                                    Retained      on securities
                                     Additional     earnings,      available for     Unearned      Total
                           Common     paid-in     substantially    sale, net, of       ESOP    stockholders'
                            stock     capital      restricted     applicable taxes    shares      equity
                           -------   ----------   -------------   ----------------   --------  -------------

Balance, September
 30, 1996                 $425,346   $28,762,464   $28,885,198    $   (206,204)    $(1,472,353)  $56,394,451
Net income                       -             -     1,159,555                -               -    1,159,555
Amortization of unearned
 ESOP shares                     -        59,901             -                -          24,226       84,127
Dividends declared on
 common stock                    -             -     (234,537)                -               -    (234,537)
Change in unrealized gain
 (loss) on securities
 available for sale, net         -             -             -          457,537               -      457,537
                          --------   -----------   -----------    -------------    ------------  -----------
Balance, December 31,
 1996                     $425,346   $28,822,365   $29,810,216    $     251,333    $(1,448,127)  $57,861,133
                          --------   -----------   -----------    -------------    ------------  -----------
                          --------   -----------   -----------    -------------    ------------  -----------


See accompanying notes to unaudited consolidated financial statements.

PAGE

              CHARTER FINANCIAL, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows

           Three months ended December 31, 1996 and 1995
                           (Unaudited)


                                                  December 31,   December 31,
                                                      1996           1995
                                                  ------------   ------------
Cash flows from operating activities:
 Net income                                        $  1,159,555  $    792,950
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization:
    Office properties and equipment                      66,585       109,522
    Discounts related to purchase accounting           (13,381)      (16,612)
    Cost in excess of fair value of net
     assets acquired                                     80,833        33,353
    Fees, discounts and premiums                      (555,636)     (646,929)
    Stock plans                                          84,127       195,138
   Increase (decrease) in accrued interest
    receivable                                          465,848        88,312
   Decrease in accrued interest on deposits            (55,219)     (217,865)
   Provision for losses on loans                        111,250        30,000
   Net change in income taxes                           722,715       537,793
   Net change in other assets and other
    liabilities                                     (1,998,145)       176,900
                                                   ------------  ------------
    Net cash provided by operating activities            68,532     1,082,562
                                                   ------------  ------------
Cash flows from investing activities:
 Principal repayments on:
  Loans receivable                                   24,702,202    22,873,332
  Mortgage-backed securities                            832,981     1,023,112
  Investment securities                                 605,451       412,426
 Proceeds from sale of:
  Loans receivable                                      708,358       914,323
  Investment securities                               2,993,155             -
 Maturity of investment securities                   10,405,000     2,310,000
 Purchase of:
  Loans receivable                                    (313,929)     (999,323)
  Mortgage-backed securities                                  -             -
  Investment securities                             (6,101,263)   (7,434,469)
 Cash invested in loans receivable                 (21,561,562)  (17,417,686)
 Proceeds from sales of office properties
  and equipment                                         130,976       214,398
 Purchase of office properties and equipment          (125,581)     (153,305)
                                                   ------------  ------------
   Net cash used in investing activities             12,275,788     1,742,808
                                                   ------------  ------------
Cash flows from financing activities:
 Increase (decrease) in deposits                      9,351,216     (460,118)
 Increase in securities sold under agreements to
  repurchase, net                                      (72,491)         3,711
 Repayments of FHLB Advances                        (1,447,838)             -
 Repayments of ESOP indebtedness                      (576,000)      (72,000)
 Decrease (increase) in other borrowings, net      (14,400,000)  (24,000,000)
 Increase in advance payments by borrowers
  for taxes and insurance                             (490,345)      (30,429)
 Proceeds from sale of common stock, net                      -    27,203,394
 Exercise of stock options                                    -        57,600
 Dividends paid                                       (234,537)     (134,948)
 Capital contribution from Charter Bancorp, M.H.C.            -       100,000
                                                   ------------  ------------
   Net cash provided by financing activities        (7,869,995)     2,667,210
                                                   ------------  ------------
   Net decrease in cash and cash equivalents          4,474,325     5,492,580
Cash and cash equivalents, beginning of period        8,968,422     6,347,803
                                                   ------------  ------------
Cash and cash equivalents, end of period           $ 13,442,747  $ 11,840,383
                                                   ------------  ------------
                                                   ------------  ------------

Supplemental disclosure of cash flow information:
 Interest paid                                     $  3,935,537  $  3,187,924
 Taxes paid                                             125,500        23,223
 Loans transferred to real estate acquired by
  foreclosure                                           333,403        86,090
 Interest credited to deposits                        1,715,047     1,439,690
 Securities transferred to available for sale                 -     5,971,820


See accompanying notes to unaudited consolidated financial statements.


              Charter Financial, Inc. and Subsidiary

            Notes to Consolidated Financial Statements

(1)  Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim consolidated financial statements have read, or have access to, the Company's latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1996 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

     All adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three month periods ended December 31, 1996 and 1995. For information on earnings per share data - see footnote 5.

     Operating results for the three month period ended December
31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

(2)  Principles of Consolidation
     ---------------------------
     The accompanying unaudited consolidated financial statements include the accounts of Charter Financial, Inc., Charter Bank,
S.B. and Sparta First Service Corporation. All significant intercompany items have been eliminated.

(3)  Earnings Per Share
     ------------------
     Earnings per share are based upon the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method. For purposes of computing earnings per share, only Employee Stock Option Plan ("ESOP") shares that have been committed to be released are considered outstanding.

     Earnings per share have been computed based upon net income for the three months ended December 31, 1996 and 1995, using weighted average common shares of 4,042,849 and 4,503,169, respectively.

              Charter Financial, Inc. and Subsidiary

            Notes to Consolidated Financial Statements

(4)  Recent Event
     ------------
     At the close of business on January 15, 1997, Charter Bank, S.B. purchased Home Federal Savings of Carbondale, Illinois, for $6.3 million. The acquisition was accounted for as a purchase and the Bank recorded approximately $2.2 million of goodwill. The goodwill will be amortized over a 15 year period. As part of the purchase, the Bank assumed $23.8 million in deposit liabilities. The Bank acquired loans receivable of $21.4 million, mortgage-backed securities of $1.9 million, investment securities of $3.1 million and buildings and equipment with a value of $567,000.

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     The following discussion reviews the financial condition and the results of operations of the Company and Subsidiary at and for the three months ended December 31, 1996.

Financial Condition

Assets
------

     Total assets decreased approximately $8.4 million, or 2.2%, to $380.1 million at December 31, 1996 from $388.4 million at September 30, 1996. For the three months ended December 31, 1996 loans receivable, net decreased $3.2 million, or 1.2%, to $272.3 million from $275.5 million at September 30, 1996. This decrease was primarily attributable to the $24.7 million in repayments and prepayments on loans receivable which decrease was partially offset by the $21.6 million in loan originations and purchases.

     Investment securities decreased approximately $7.3 million, or 10.8%, to $60.2 million at December 31, 1996 from $67.5 million at September 30, 1996. This decrease was primarily due to the maturity of $10.4 million of investment securities, the sale of $3.0 million of investment securities held as available for sale and the $605,000 in principal repayments. The decrease was partially offset by the purchase of $6.1 million in securities as well as the $573,000 change in unrealized gain on investment securities held as available for sale.

     Mortgage-backed securities decreased approximately $732,000, or 4.4%, to $15.9 million at December 31, 1996 from $16.6 million at September 30, 1996. The decrease in mortgage-backed securities resulted from $833,000 in repayments and prepayments, which was partially offset by $115,000 change in unrealized gain on mortgage-backed securities held as available for sale.

Liabilities
-----------

     Deposits increased approximately $9.4 million, or 3.8%, to $258.1 million at December 31, 1996 from $248.7 million at September 30, 1996. The increase was primarily the result of the increase in personal and commercial checking accounts and short-term deposits.

     Borrowed money decreased by $16.5 million, or 21.6%, to $59.9 million at December 31, 1996 from $76.4 million at September 30, 1996. The decrease resulted primarily from the $14.4 million repayment of short term advances from the FHLB.

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Results of Operations

     The Company's net income increased $367,000, or 46.2%, to $1.2 million for the three months ended December 31, 1996 from $793,000 for the three months ended December 31, 1995. Return on average assets and return on average stockholders' equity were 1.21% and 8.10%, respectively, for the first quarter of 1997 compared to 1.08% and 8.70%, respectively, for the first quarter of 1996.

Interest Income
---------------

     Interest income totaled $7.2 million for the quarter ended December 31, 1996, as compared to $5.7 million for the quarter ended December 31, 1995, an increase of $1.5 million, or 25.8%. The increase resulted primarily from an increase of $75.7 million in average interest-earning assets which increase was partially offset by a decrease in the average yield on interest-earning assets to 8.02% from 8.10%. The increase in average interest-earning assets resulted primarily from the acquisition of Community Savings Bank in May 1996. The decrease in the average yield reflects the change in the composition of the interest-earning assets.

     Interest income on loans receivable totaled $5.7 million and $4.5 million for the three months ended December 31, 1996 and 1995, respectively. The increase resulted primarily from the increase in average loans receivable of $70.5 million, or 34.8%, which increase was partially offset by the decrease in the average yield in loans receivable to 8.34% from 8.83%.

     The income on the mortgage-backed securities portfolio decreased $19,000, or 6.7%, to $261,000 for the quarter ended December 31, 1996 compared to $280,000 for the quarter ended December 31, 1995. The decrease in interest income on the mortgage-backed securities was primarily the result of a decrease in the average yield on mortgage-backed securities to 6.51% from 7.04% which decrease was partially offset by a $179,000 increase in average mortgage-backed securities outstanding.

     Interest income on investment securities increased to $1.1 million for the three months ended December 31, 1996, from $868,000 for the same period in 1995, an increase of $276,000, or 31.8%. The increase resulted primarily from the increase in the average yield on investments (including investment securities and FHLB stock) to 7.06% from 6.10% as well as the increase in average investments of $7.9 million.

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     Other interest income decreased $12,000 for the three months ended December 31, 1996 to $58,000 from $71,000 for the same period in 1995. The decrease was primarily the result of a decrease in the average other interest-bearing assets by $2.9 million.

Interest Expense
----------------

     Interest expense increased $910,000, or 30.6%, to $3.9 million for the quarter ended December 31, 1996 compared to $3.0 million for the quarter ended December 31, 1995. The increase resulted from the increase in the cost of average deposits to 4.64% from 4.45% as well as the increase in average deposits and borrowed money by $56.2 million and $14.8 million, respectively, which increases were partially offset by a decrease in the cost of average borrowed money to 5.93% from 6.44%. The increase in the cost of average deposits resulted primarily from acquisition of deposits from Community Savings.

Net Interest Income
-------------------

     Net interest income totaled $3.3 million and $2.7 million for the three months ended December 31, 1996 and 1995, respectively, reflecting an increase of $556,000, or 20.4%. The increase reflects the impact of a more significant increase in the level of higher yielding interest-earning assets as compared to the increase in average interest-bearing liabilities.

Provision for Losses on Loans
-----------------------------

     During the three months ended December 31, 1996 and 1995, $111,000 and $30,000, respectively, were added to the allowance for loan losses. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup of the portfolio to determine whether any loans require classification or the establishment of additional reserves. Total nonperforming loans decreased to $1.5 million at December 31, 1996 from $2.2 million at September 30, 1996. Management determined that the allowance at December 31, 1996 was adequate to absorb potential losses. At December 31, 1996, the allowance for loans losses totaled $2.3 million, or 152.81%, of nonperforming loans.

Noninterest Income
------------------

     The principal sources of noninterest income include late charges and other loan fees, deposit account fees, and commissions and fees from brokerage activities. Noninterest income for the quarter ended December 31, 1996 increased to $618,000 compared to $364,000 for the same period in fiscal

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

year 1996. The increase is primarily the result of an increase in late charges and other loan fees, deposit account fees and gain on sale of investment securities held as available for sale.

Noninterest Expense
-------------------

     Noninterest expense totaled $1.9 million and $1.7 million for the quarters ended December 31, 1996 and 1995, respectively, an increase of $150,000 or 8.9%.

     Compensation and employee benefits decreased $55,000, or 6.4%, for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. The principal reason for the decrease in compensation and employee benefits is due to the full amortization of the MRP plan at September 30, 1996.

     Office buildings and equipment increased $78,000, or 57.1%, to 216,000 for the three months ended December 31, 1996, compared to $137,000 for the same period ended December 31, 1995. The increase resulted primarily from the acquisition of Community Savings Bank in May 1996.

     Deposit insurance premiums were not expensed during the first quarter of fiscal year 1997. Due to the Deposit Insurance Funds Act of 1996 and the result of the recapitalization of SAIF, the Bank was refunded the quarterly assessment. Beginning with the January 1, 1997, the annual assessment rate on the SAIF deposits will be .000648 compared to the prior annual assessment rate of .0023.

Income Taxes
------------

     Income taxes increased approximately $211,000 for the three months ended December 31, 1996 as compared to December 31, 1995.
The effective income tax rate was 40.0% and 41.4% at December 31, 1996 and 1995, respectively.

Net Income
----------

     Net income totaled $1.2 million for the quarter ended
December 31, 1996 as compared with $793,000 for the quarter ended
December 31, 1995. The increase resulted primarily from an increase in net interest income.

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

     Nonperforming residential real estate of $833,000 at December 31, 1996 decreased $236,000, or 22.1%, from the level of nonperforming residential real estate at September 30, 1996.
Nonperforming consumer loans increased slightly to $255,000 at December 31, 1996 from $243,000 at September 30, 1996.

     Nonperforming commercial real estate loans of $386,000 decreased at December 31, 1996, by $464,000, or 54.6%, from $850,000 at September 30, 1996. The decrease is primarily the result of proceeds of funds received from a bankruptcy trustee for one commercial loan. Additionally, one commercial loan for $145,000, which had previously been classified as a loss and 100% reserved for, was written off.


                                     December 31,   September 30,
                                         1996           1995
                                     ------------   -------------
                                           (In Thousands)

Loans accounted for on a nonaccrual
 basis:
   Residential real estate           $   833        $   1,069
   Commercial real estate                386              850
   Consumer                              255              243
   Commercial business                   ---              ---
      Total                            1,474            2,162
Total real estate acquired through
 foreclosure                             574              428
   Total nonperforming assets        $ 2,048        $   2,590
Total nonperforming assets to
 total assets                          0.54%           0.67%


Liquidity and Capital Resources

     Total stockholders' equity at December 31, 1996 was $57.9 million, an increase of approximately $1.5 million, or 2.6%, from $56.4 million at September 30, 1996. The increase was largely attributable to the net income for the quarter ended December 31, 1996.

     The Company's primary sources of funds include deposits, principal and interest payments on loans, investments and mortgage-backed securities, maturities of investments and mortgage-backed securities, borrowings from the Federal Home Loan Bank and repurchase agreements. While maturities and scheduled repayments on loans, mortgage-backed securities and investments are predictable sources of funds, deposit flows and prepayments are greatly influenced by market interest rates and competition. The Company's most liquid assets are cash and interest-bearing deposits. At December 31, 1996 and September 30, 1996, the Company's cash and interest-bearing deposits totaled $13.4 million and $9.0 million, respectively. The Company's other sources of liquidity include investment securities classified as available for sale and the proceeds from Federal Home Loan Bank advances which totaled $46.5 million at December 31, 1996.

     As of December 31, 1996, the Bank exceeded all capital requirements. The required, actual, and excess capital levels as of December 31, 1996 are as follows:


                           Required                    Actual
                        ---------------    -------------------------------
                                                               Excess of
                                                               Actual Over
                                 % of                 % of     Regulatory
                        Amount   Assets    Amount     Assets   Requirement
                       -------   ------    ------     ------   -----------

Tier 1 (Core)      $11,688,633   3.00%  $47,404,476   12.03%   $35,715,843
 Capital Leverage
 Ratio

Tier 1 Risk-
 Based Capital
 Ratio               8,348,802   4.00%   47,404,476   22,71%    39,055.674

Tier 2 Risk-
 Based Capital
 Ratio              16,697,603   8.00%   49,262,050   23,60%    32,564,447



     At December 31, 1996, the Bank was required to maintain minimum levels of liquid assets by FDIC regulations. The Bank's liquidity policy, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings and is currently 5.00%.
The Bank historically has maintained a level of liquid assets in excess of requirements. The Bank adjusts its liquidity levels in order to meet

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

funding needs for deposit outflows, payment of real estate taxes on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset/liability management objectives. For information regarding funds which the Bank had on deposit with a financial institution which was seized by state banking regulatory authorities; see, Part II, Other Information.

Impact of New Accounting Pronouncements

     Accounting for Mortgage Servicing Rights. In May 1995, the FASB issued Statement of Financial Accounting Standards 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, Accounting for Certain Mortgage Companying Activities, to require that a mortgage Companying enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage Companying enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values, if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans, and no cost should be allocated to mortgage servicing rights. SFAS 122 also requires that a mortgage Companying enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 must be applied prospectively for fiscal years beginning after December 15, 1995, with earlier adoption encouraged, to transactions in which a mortgage Companying enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS
122. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage Companying enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS 122 is prohibited. The Company plans to adopt the provisions of SFAS 122 effective October 1, 1996. Management does not believe the adoption of SFAS 122 will have a material effect on the Company's financial position.

     During October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instruments

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years that begin after December 15, 1994. The Company plans to continue to measure compensation cost using APB 25; therefore, the adoption of SFAS No. 123 will not have any impact on the Company's financial condition or results of operations.

     During June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement also requires that a liability can be derecognized if an only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from the liability either judicially or by the creditor. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe the statement will have a material impact on the financial position of the Company.

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

Recent Developments

     At the close of business on January 15, 1997, Charter Bank, S.B. purchased Home Federal Savings of Carbondale, Illinois, for $6.3 million. The acquisition was accounted for as a purchase and the Bank recorded approximately $2.2 million of goodwill. As part of the purchase, the Bank assumed $23.8 million in deposit liabilities. The Bank acquired loans

              Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


receivable of $21.4 million, mortgage-backed securities of $1.9 million, investment securities of $3.1 million and buildings and equipment with a value of $567,000.

     On May 9, 1995, Charter Bank (the Bank) entered into an agreement with FTA Card Services, Inc. (FTA) wherein FTA would provide third-party processing and servicing to the Bank for credit cards to the Bank's customers. FTA billed, collected and administered payment on said Charter Financial, Inc. and Subsidiary card program on behalf of the Bank. On November 8, 1996, FTA notified Charter Bank that FTA was withdrawing from the credit card business and that a deficiency existed in the Bank's clearing account. According to FTA, the deficiency was due to FTA's poor bookkeeping and internal controls. FTA's president accepted full responsibility for said deficiency and that he would provide to the Bank a viable plan for taking care of said deficiency. At least nine other financial institutions were also involved. The Bank has determined its share of said deficiency to be approximately $330,000 although FTA estimates the Bank's deficiency to be approximately $142,000. The Bank, to date, has established a reserve of $128,000 for potential losses. The Bank is pursuing its options regarding collection of this deficiency from FTA and its president. The Bank will continue to review its reserve as more information and facts become available.

                   Part II - Other Information


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

     None


Item 5.  Subsequent Event
         ----------------

     None


Item 6.  Other Information
         -----------------

     In connection with its mutual holding company reorganization and stock offering, the Company's employee stock ownership plan and trust (the "ESOP") borrowed funds from Nationar, a New York trust company which is owned by savings banks in New York state, and used such funds to purchase eight percent of the shares of the Company's common stock in the offering. All of such shares were pledged as collateral to support the ESOP loan. On February 6, 1995, Nationar was seized by the New York Banking Department because of liquidity problems and continuing losses. The unpaid principal balance of the ESOP loan was $792,000 as of December 31, 1995. In connection with the ESOP loan, the Company's mutual holding company entered into a pledge and security agreement with Nationar pledging cash deposits to secure the ESOP loan. Subsequent to entering into the loan agreement, the Bank deposited approximately $340,000 in a non-insured interest-earning deposit account with Nationar. On December 23, 1996, the Bank received payment in full from the Superintendent of Banking.

     At the close of business on January 15, 1997, Charter Bank, S.B. purchased Home Federal Savings of Carbondale, Illinois, for $6.3 million. The acquisition was accounted for as a purchase and the Bank recorded approximately $2.2 million of goodwill.
The goodwill will be amortized over a 15 year period. As part of the purchase, the Bank assumed $23.8 million in deposit liabilities. The Bank acquired loans receivable of $21.4 million, mortgage-backed securities of $1.9 million, investment securities of $3.1 million and building and equipment with a value of $567,000.

     On May 9, 1995, Charter Bank (the Bank) entered into an agreement with FTA Card Services, Inc. (FTA) wherein FTA would provide third-party processing and servicing to the Bank for credit cards to the Bank's customers. FTA billed, collected and administered payment on said card program on behalf of the Bank. On November 8, 1996, FTA notified Charter Bank that FTA was withdrawing from the credit card business and that a deficiency existed in the Bank's clearing account. According to FTA, the deficiency was due to FTA's poor bookkeeping and internal controls. FTA's president accepted full responsibility for said deficiency and that he would provide to the Bank a viable plan for taking care of said deficiency. At least nine other financial institutions were also involved. The Bank has determined its share of said deficiency to be approximately $330,000 although FTA estimates the Bank's deficiency to be approximately $142,000. The Bank, to date, has established a reserve of $128,000 for potential losses. The Bank is pursuing its options regarding collection of this deficiency from FTA and its president. The Bank will continue to review its reserve as more information and facts become available.

Item 7.  Exhibits and Reports
         --------------------

     None

                            SIGNATURES



     Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CHARTER FINANCIAL, INC.




Date: February 13, 1997    /s/ John A. Becker
                           --------------------------------------
                           John A. Becker
                           Chairman of the Board and President


Date: February 13, 1997    /s/ Michael R. Howell
                           --------------------------------------
                           Michael R. Howell
                           Executive Vice President and
                             Treasurer
                           (Chief Financial Officer)