Form 10-Q
period 1997-03-31
CHARTER FINANCIAL INC
filed 1997-05-13
CIK 947122

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31,
1997

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes /x/     No  / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,149,758 shares of the Bank's common stock outstanding as of
May 7, 1997.

             CHARTER FINANCIAL, INC. AND SUBSIDIARY

                              INDEX


PART I    FINANCIAL INFORMATION                        PAGE

Item 1.   Financial Statements

          -Consolidated Balance Sheets                 1

          -Consolidated Statements of Income           2

          -Consolidated Statement of Stockholders'
             Equity                                    3

          -Consolidated Statements of Cash Flows       4

          -Notes to Consolidated Financial Statements  5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                   7


PART II   OTHER INFORMATION                            18


SIGNATURES                                             21


             Charter Financial, Inc. and Subsidiary
                   Consolidated Balance Sheets
              March 31, 1997 and September 30, 1996
                           (Unaudited)


                                                                March 31,          September 30,
                                                                  1997                 1996
ASSETS
Cash                                                           $  1,564,717        $   1,492,740
Interest-bearing deposits                                         6,383,617            7,475,682
Investment securities, net                                       58,339,250           67,473,525
Mortgage-backed securities, net                                  17,166,862           16,632,214
Loans receivable, net                                           289,471,025          275,486,929
Accrued interest receivable                                       2,829,732            3,098,131
Real estate acquired by foreclosure, net                            532,600              428,279
Stock in Federal Home Loan Bank, at cost                          3,244,900            3,049,900
Office properties and equipment, at cost
  less accumulated depreciation                                   6,056,722            5,990,392
Prepaid expenses and other assets                                 1,190,959            1,995,423
Deferred tax asset, net                                           1,193,395              955,304
Cost in excess of fair value of net assets acquired               5,877,491            3,320,843
Core deposit intangible                                             963,771            1,031,729
                                                               ------------        -------------
                                                               $394,815,041        $ 388,431,091
                                                               ------------        -------------
                                                               ------------        -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                        274,757,281          248,722,627
Accrued interest on deposits                                      1,126,634              576,341
Borrowed money                                                   58,344,139           76,353,783
Advance payments by borrowers for taxes and insurance               994,702            1,084,720
Income taxes payable                                              1,132,026              188,097
Accrued expenses and other liabilities                            2,652,826            5,111,072
                                                               ------------        -------------
     Total liabilities                                          339,007,608          332,036,640
                                                               ------------        -------------
                                                               ------------        -------------

Stockholders' Equity:
  Preferred stock, $0.10 par value per share:
   1,000,000 shares authorized; none issued                               -                    -
  Common stock, $0.10 par value per share:
   8,000,000 shares authorized; 4,365,458 and
   4,253,459 issued at March 31, 1997 and
   September 30, 1996, respectively                                 436,546              425,346
  Additional paid-in capital                                     30,336,624           28,762,464
  Treasury stock, at cost: 145,200 shares and -0-
   shares at March 31, 1997 and September 30,
   1996, respectively                                            (2,405,388)                   -
  Retained earnings - substantially restricted                   30,633,917           28,885,198
  Unrealized gain (loss) on securities available for sale, net     (453,729)            (206,204)
  Unamortized restricted stock awards                            (1,363,111)                   -
  Unearned ESOP shares                                           (1,377,426)          (1,472,353)
                                                               ------------        -------------
     Total stockholders' equity                                  55,807,433           56,394,451
                                                               ------------        -------------
                                                               $394,815,041        $ 388,431,091
                                                               ------------        -------------
                                                               ------------        -------------


See accompanying notes to unaudited consolidated financial statements.

             Charter Financial, Inc. and Subsidiary
                Consolidated Statements of Income
            For the three months and six months ended
                     March 31, 1997 and 1996
                           (Unaudited)


                                       For the Three Months Ended     For the Six Months Ended
                                                March 31,                     March 31,
                                          1997             1996          1997           1996
Interest income:
 Loans receivable                     $6,095,950        $4,456,871    $11,788,455   $ 8,928,969
 Mortgage-backed securities              289,281           285,288        549,991       564,788
 Investments                           1,008,119           870,901      2,152,560     1,738,917
 Other                                    28,705            78,612         86,990       149,136
                                      ----------        ----------    -----------   -----------
     Total interest income             7,422,055         5,691,672     14,577,996    11,381,810
                                      ----------        ----------    -----------   -----------
                                      ----------        ----------    -----------   -----------

Interest expense:
 Deposits                              3,128,766         2,173,167      6,082,317     4,375,149
 Borrowed money                          731,284           474,190      1,658,051     1,242,268
                                      ----------        ----------    -----------   -----------
     Total interest expense            3,860,050         2,647,357      7,740,368     5,617,417
                                      ----------        ----------    -----------   -----------
     Net interest income               3,562,005         3,044,315      6,837,628     5,764,393

Provision for losses on loans             45,000            30,000        156,250        60,000
                                      ----------        ----------    -----------   -----------
 Net interest income after

  provision for losses on loans        3,517,005         3,014,315      6,681,378     5,704,393
                                      ----------        ----------    -----------   -----------

Noninterest income:
 Late charges and other loan fees        146,733            75,697        274,194       144,078
 Gain on sale of investment
  securities and mortgage-backed
  securities                              30,867                 -         86,462             -
 Deposit account fees                    227,477           180,492        472,181       367,104
 Commissions and fees                     56,417            89,291        106,449       129,604
 Other                                   115,629            93,371        255,630       161,721
                                      ----------        ----------    -----------   -----------
     Total noninterest income            577,123           438,851      1,194,916       802,507
                                      ----------        ----------    -----------   -----------

Noninterest expense:
 Compensation and employee benefits    1,062,896           873,310      1,866,333     1,731,459
 Office buildings and equipment          239,228           141,334        454,825       278,613
 Data processing                         120,535            95,302        241,365       179,513
 Advertising                              48,880            88,743        104,676       125,385
 Deposit insurance premiums               37,695           106,535         37,695       207,413
 Other                                   568,126           380,574      1,086,666       798,548
 Provision for losses and expenses
  on real estate acquired by
  foreclosure                             29,145               981         84,366        32,263
 Amortization of cost in excess of
  fair value of net assets acquired      122,374            33,065        203,207        66,418
                                      ----------        ----------    -----------   -----------

     Total noninterest expense         2,228,879         1,719,844      4,079,133     3,419,612
                                      ----------        ----------    -----------   -----------
     Income before income taxes        1,865,249         1,733,322      3,797,161     3,087,288

Income taxes                             730,242           718,025      1,502,599     1,279,041
                                      ----------        ----------    -----------   -----------
 Net income                           $1,135,007        $1,015,297    $ 2,294,562   $ 1,808,247
                                      ----------        ----------    -----------   -----------
                                      ----------        ----------    -----------   -----------

Earnings per share                    $     0.26        $     0.21    $      0.54   $      0.39
                                      ----------        ----------    -----------   -----------
                                      ----------        ----------    -----------   -----------


See accompanying notes to unaudited consolidated financial statements.
PAGE

                          Charter Financial, Inc. and Subsidiary
                      Consolidated Statement of Stockholders' Equity
                             Six Months Ended March 31, 1997
                                       (Unaudited)


                                                                               Unrealized
                                                                               gain (loss)
                                                                 Retained     on securities               Unamortized
                                     Additional                  earnings,     available for   Unearned   restricted       Total
                            Common     paid-in     Treasury    substantially   sale, net, of     ESOP        stock     stockholders'
                            stock      capital       stock       restricted   applicable taxes   shares      awards        equity
Balance,
 September 30, 1996       $425,346   $28,762,464   $        -   $28,885,198   $(206,204)   $(1,472,353)   $         -   $56,394,451
Net income                       -             -            -     2,294,562           -              -              -     2,294,562
Issuance of restricted
 stock awards               11,200     1,426,880            -             -           -              -     (1,438,080)            -
Purchase of treasury
 stock                           -             -   (2,405,388)            -           -              -              -    (2,405,388)
Amortization of unearned
 ESOP shares                     -       147,280            -             -           -         94,927              -       242,207
Amortization of restricted
 stock awards                    -             -            -             -           -              -         74,969        74,969
Dividends declared on
 common stock                    -             -            -      (545,843)          -              -              -      (545,843)
Change in unrealized gain
 (loss) on securities
 available for sale, net         -             -            -             -    (247,525)             -              -      (247,525)
                          --------   -----------  -----------   -----------   ---------    -----------    -----------   -----------
Balance, March 31, 1997   $436,546   $30,336,624  $(2,405,388)  $30,633,917   $(453,729)   $(1,377,426)   $(1,363,111)  $55,807,433
                          --------   -----------  -----------   -----------   ---------    -----------    -----------   -----------
                          --------   -----------  -----------   -----------   ---------    -----------    -----------   -----------


See accompanying notes to unaudited consolidated financial statements.

PAGE

             Charter Financial, Inc. and Subsidiary
              Consolidated Statements of Cash Flows
            Six months ended March 31, 1997 and 1996
                           (Unaudited)


                                                                                       March 31,        March 31,
                                                                                         1997              1996
Cash flows from operating activities:
 Net income                                                                       $   2,294,562         $   1,808,247
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization:
    Office properties and equipment                                                     341,323               220,438
    Discounts related to purchase accounting                                            (26,762)              (33,223)
    Cost in excess of fair value of net assets acquired                                 203,207                66,418
    Fees, discounts and premiums                                                     (1,080,087)           (1,588,973)
    Stock plans                                                                         317,176               403,874
   Increase (decrease) in accrued interest receivable                                   405,396              (168,497)
   Increase in accrued interest on deposits                                             438,314                 2,090
   Provision for losses on loans                                                        156,250                60,000
   Net change in income taxes                                                         1,008,903               214,192
   Gain on sale of investment securities, net, and
    mortgage-backed securities, net                                                     (86,462)                    -
   Net change in other assets and other liabilities                                  (1,501,591)              417,890
                                                                                   ------------          ------------
    Net cash provided by operating activities                                         2,470,229             1,402,456
                                                                                   ------------          ------------
Cash flows from investing activities:
 Principal repayment on:
  Loans receivable                                                                   55,541,561            48,814,401
  Mortgage-backed securities                                                          1,490,324             1,885,211
  Investment securities                                                                 816,526               922,640
 Proceeds from sale of:
  Loans receivable                                                                      887,614             1,266,543
  Mortgage-backed securities                                                          1,749,101                     -
  Investment securities                                                               5,449,343                     -
 Maturity of investment securities                                                   13,590,000             8,500,000
 Proceeds from redemption of FHLB stock                                                       -               656,000
 Purchase of:
  Loans receivable                                                                     (803,944)          (16,584,064)
  Mortgage-backed securities                                                         (1,998,351)           (2,032,884)
  Investment securities                                                              (7,958,891)           (9,447,909)
 Cash invested in loans receivable                                                  (47,580,519)          (34,099,498)
 Cash paid for acquisition, net of cash received                                     (5,918,011)                    -
 Proceeds from sales of real estate acquired by foreclosure, net                        291,803                75,263
 Proceeds from sales of office properties and equipment                                 134,280                     -
 Purchase of office properties and equipment                                           (322,566)             (204,203)
                                                                                   ------------          ------------
 Net cash provided by (used in ) investing activities                                15,368,270              (248,500)
                                                                                   ------------          ------------
Cash flows from financing activities:
 Increase in deposits                                                                 2,214,303             3,231,492
 Repayments of FHLB Advances                                                            (89,476)                    -
 Increase (decrease) in securities sold under agreements to repurchase, net          (1,444,168)                7,338
 Repayments of ESOP indebtedness                                                       (576,000)             (144,000)
 Decrease in other borrowings, net                                                  (15,900,000)          (24,500,000)
 Increase (decrease) in advance payments by borrowers for taxes and insurance          (112,015)              221,176
 Proceeds from sale of common stock, net                                                      -            27,145,360
 Exercise of stock options                                                                    -                59,348
 Dividends paid                                                                        (545,843)             (269,156)
 Capital contribution from Charter Bancorp, M.H.C.                                            -               100,000
 Purchase of treasury stock                                                          (2,405,388)                    -
                                                                                   ------------          ------------
   Net cash provided by (used in) financing activities                              (18,858,587)            5,851,558
                                                                                   ------------          ------------
   Net increase (decrease) in cash and cash equivalents                              (1,020,088)            7,005,514
Cash and cash equivalents, beginning of period                                        8,968,422             6,347,803
                                                                                   ------------          ------------
Cash and cash equivalents, end of period                                              7,948,334            13,353,317
                                                                                   ------------          ------------
                                                                                   ------------          ------------
Supplemental disclosure of cash flow information:
 Interest paid                                                                        7,166,029             5,643,819
 Taxes paid                                                                             473,500             1,064,848
 Loans transferred to real estate acquired by foreclosure                               429,863               132,654
 Interest credited to deposits                                                        3,537,582             2,879,942
 Securities transferred to available for sale                                                 -             5,971,820
                                                                                   ------------          ------------
                                                                                   ------------          ------------


See accompanying notes to unaudited consolidated financial statements.

             Charter Financial, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim consolidated financial statements have read, or have access to, the Company's latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1996 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

     All adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and six month periods ended March 31, 1997 and 1996. For information on earnings per share data - see footnote 5.

     Operating results for the three and six month periods ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

(2)  Principles of Consolidation
     The accompanying unaudited consolidated financial statements include the accounts of Charter Financial, Inc., Charter Bank,
S.B. and Sparta First Service Corporation. All significant intercompany items have been eliminated.

(3)  Earnings Per Share
     Earnings per share are based upon the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method. For purposes of computing earnings per share, only Employee Stock Option Plan ("ESOP") shares that have been committed to be released are considered outstanding.

     Earnings per share have been computed based upon net income for the three months ended March 31, 1997 and 1996, using weighted average common shares of 4,318,342 and 4,816,511, respectively. Earnings per share for the six months ended March
31, 1997 and

             Charter Financial, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

1996 have been computed based upon net income for the six months using weighted average common shares of 4,254,341 and 4,592,839, respectively.

(4)  Business Combination
     At the close of business on January 15, 1997, Charter Bank, S.B. purchased Home Federal Savings Bank of Carbondale, Illinois, for $6.3 million. The acquisition was accounted for as a purchase and the Bank recorded approximately $2.6 million of goodwill. The goodwill will be amortized over a 15 year period. As part of the purchase, the Bank assumed $23.8 million in deposit liabilities. The Bank acquired loans receivable of $21.4 million, mortgage-backed securities of $1.9 million, investment securities of $3.1 million and buildings and equipment with a book value of $219,000.

             Charter Financial, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     The following discussion reviews the consolidated financial condition and the results of operations of the Company and Subsidiary at and for the three and six month periods ended March
31, 1997.

Financial Condition

Assets

     Total assets increased approximately $6.4 million, or 1.6%, to $394.8 million at March 31, 1997 from $388.4 million at September 30, 1996. For the six months ended March 31, 1997 loans receivable, net increased $14.0 million, or 5.1%, to $289.5 million from $275.5 million at September 30, 1996. The increase in assets and loans receivable was attributable to the acquisition of Home Federal Savings Bank ("Home Federal") that occurred on January 15, 1997.

     Investment securities decreased $9.1 million, or 13.5%, to $58.3 million at March 31, 1997 from $67.5 million at September 30, 1996. This decrease was primarily due to the maturity of $13.6 million of investment securities, the sale of $5.4 million of investment securities held as available for sale, and the $817,000 in investment security principal repayments. These decreases were partially offset by the $8.0 million purchase of investment securities during the six months ended March 31, 1997. The Company also added $3.1 million of investment securities to its investment portfolio as a result of the acquisition of Home Federal.

     Mortgage-backed securities increased approximately $535,000, or 3.2%, to $17.2 million at March 31, 1997 from $16.6 million at September 30, 1996. The increase in mortgage-backed securities resulted from $2.0 million in purchases, which increase was partially offset by $1.5 million in repayments and prepayments. Additionally, the Company added $1.8 million of mortgage-backed securities to its investment portfolio as a result of the acquisition of Home Federal.

Liabilities

     Deposits increased approximately $26.0 million, or 10.5%, to $274.8 million at March 31, 1997 from $248.7 million at September 30, 1996. The increase was primarily the result of the addition of $23.8 million of deposit liabilities from the Home Federal acquisition.

             Charter Financial, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Borrowed money decreased by $18.0 million, or 23.6%, to $58.3 million at March 31, 1997 from $76.4 million at September 30, 1996. The repayment of short term advances from the FHLB was funded by investment security maturities and sales and excess loan repayments.

Results of Operations

     The Company's net income increased $120,000, or 11.8%, to $1.1 million for the three months ended March 31, 1997 from $1.0 million for the three months ended March 31, 1996. Net income increased $486,000, or 26.9%, to $2.3 million for the six months ended March 31, 1997, as compared to $1.8 million for the same period in fiscal year 1996.

     Return on average assets and return on average stockholders' equity were 1.17% and 8.02%, respectively, for the second quarter of fiscal year 1997 compared to 1.35% and 7.02%, respectively, for the second quarter of fiscal year 1996. Return on average assets and return on average stockholders' equity were 1.19% and 8.08%, respectively, for the six months ended March 31, 1997, and 1.21% and 7.46%, respectively, for the same period in fiscal year 1996.

Interest Income

     Interest income totaled $7.4 million for the quarter ended March 31, 1997, as compared to $5.7 million for the quarter ended March 31, 1996, an increase of $1.7 million, or 30.4%. The increase resulted primarily from an increase of $82.6 million in average interest-earning assets as well as an increase in the average yield on interest-earning assets to 8.01% from 7.90%. The increase in average interest-earning assets resulted primarily from the acquisition of Community Savings Bank ("Community Savings") in May 1996 and Home Federal in January 1997. The increase in average yield resulted primarily from a change in the asset portfolio mix.

     Interest income totaled $14.6 million for the six months ended March 31, 1997, an increase of $3.2 million, or 28.1%, compared to $11.4 million for the same period in fiscal year 1996. This increase was primarily the result of an increase of $79.2 million in average interest-earning assets.

     Interest income on loans receivable totaled $6.1 million and $4.5 million for the three months ended March 31, 1997 and 1996, respectively. The increase resulted primarily from the increase in average loans receivable of $80.9 million. For the six months ended March 31, 1997 and 1996, interest income on loans receivable totaled $11.8 million and $8.9 million, respectively. The increase reflects the increase in average loans receivable of $75.7 million which increase was partially offset by the decrease in the average yield on loans receivable to 8.36% from 8.66%.

             Charter Financial, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Interest income on the mortgage-backed securities portfolio increased $4,000, or 1.4%, to $289,000 for the quarter ended March 31, 1997 compared to $285,000 for the quarter ended
March 31, 1996. The increase in interest income on the mortgage-backed securities was primarily the result of an increase of $409,000 increase in average mortgage-backed securities outstanding which increase was partially offset by the decrease in the average yield to 6.94% from 7.02%. Interest income on mortgage-backed securities for the six months ended March 31, 1997, decreased $15,000, or 2.6%, to $550,000 from $565,000 for the same period in fiscal year 1996. The decrease reflects the decrease in the average yield on mortgage-backed securities to 6.73% from 7.04%.

     Interest income on investment securities increased by $137,000, or 15.8%, to $1.0 million for the three months ended March 31, 1997, from $871,000 for the same period in fiscal year 1996. The increase resulted primarily from the increase in average investment securities, including FHLB stock, of $6.6 million as well as an increase in the average yield on investment securities to 6.49% from 6.28%.

     Average investment securities, including FHLB stock, increased $7.3 million when comparing the six months ended March 31, 1997 and 1996. Additionally, the average yield on investment securities increased to 6.78% from 6.19%, respectively, for the same periods in fiscal years 1997 and 1996. These increases resulted in an increase in income on investments of $414,000, or 23.8%, to $2.2 million for the six months ended March 31, 1997, when compared to $1.7 million for the six months ended March 31, 1996.

     Other interest income decreased $50,000, or 63.5%, for the three months ended March 31, 1997 to $29,000 from $79,000 for the same period in fiscal year 1996. The decrease was primarily the result of a decrease in average interest-bearing assets of $5.3 million.

     For the six months ended March 31, 1997 and 1996, other interest income was $87,000 and $149,000, respectively. The decrease in other interest income of $62,000, or 41.7%, reflects the decrease in average interest-bearing deposits of $4.1 million.

Interest Expense

     Interest expense increased $1.2 million, or 45.8%, to $3.9 million for the quarter ended March 31, 1996 compared to $2.6 million for the quarter ended March 31, 1996. The increase in interest expense resulted primarily from the $78.8 million increase in average interest-bearing liabilities. In addition, the average cost of deposits increased to 4.53% from 4.40% and the average cost of borrowed money increased to 5.62% from 5.15%.

             Charter Financial, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Interest expense increased $2.1 million, or 37.8%, for the six months ended March 31, 1997 to $7.7 million from $5.6 million for the same period during fiscal year 1996. The increase resulted from the $67.5 million increase in average deposits as well as the $15.0 million increase in average borrowed money.
The increase also reflects the increase in the average cost of funds on interest-bearing liabilities to 4.80% from 4.68%.

Net Interest Income

     Net interest income totaled $3.6 million and $3.0 million for the three months ended March 31, 1997 and 1996, respectively, reflecting an increase of $518,000, or 17.0%. For the six months ended March 31, 1997 and 1996, net interest income was $6.8 million and $5.8 million, respectively, reflecting an increase of $1.1 million, or 18.6%. The increase reflects the impact of a more significant increase in the level of higher yielding interest-earning assets as compared to the increase in average interest-bearing liabilities.

Provision for Losses on Loans

     During the three months ended March 31, 1997 and 1996, $45,000 and $30,000, respectively, were added to the allowance for loan losses. During the six months ended March 31, 1997 and 1996, $156,000 and $60,000, respectively, were added to the allowance for loan losses. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup of the portfolio to determine whether any loans require classification or the establishment of additional reserves. Total nonperforming loans decreased to $1.5 million at March 31, 1997 from $2.2 million at September 30, 1996. Management determined that the allowance at March 31, 1997 was adequate to absorb potential losses. At March 31, 1997, the allowance for loans losses totaled $2.3 million, or 155.24%, of nonperforming loans.

Noninterest Income

     The principal sources of noninterest income include late charges and other loan fees, deposit account fees, and commissions and fees from brokerage activities. Noninterest income for the quarter ended March 31, 1997 increased $138,000, or 31.5%, to $577,000 compared to $439,000 for the same period in fiscal year 1996. The increase is primarily the result of an increase in late charges and other loan fees, deposit account fees and other noninterest income which increase was partially offset by a decrease in commissions and fees.

             Charter Financial, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Noninterest income increased $392,000, or 48.9%, to $1.2 million for the six months ended March 31, 1997 when compared to $803,000 for the same period in fiscal year 1996. The increase in primarily the result of an increase in late charges and other loan fees, in deposit account fees and other noninterest income which increases were partially offset by a decrease in commissions and fees.

Noninterest Expense

     Noninterest expense totaled $2.2 million and $1.7 million for the quarters ended March 31, 1997 and 1996, respectively, an increase of $509,000 or 30.0%. Noninterest expense totaled $4.1 million and $3.4 million for the six months ended March 31, 1997 and 1996, respectively, an increase of $660,000, or 19.3%.

     Compensation and employee benefits increased $190,000, or 21.7%, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. For the six months ended March 31, 1997, compensation and employee benefits increased approximately $135,000, or 7.8%, to $1.9 million from $1.7 million for the six months ended March 31, 1996. The principal reason for the increase in compensation and employee benefits is due to the increased cost of stock plans, including a new management recognition plan that was initiated during the quarter ended March 31, 1997, as well as an increase in the number of employees.

     Office building and equipment expenses increased $98,000, or 69.3%, to $239,000 for the three months ended March 31, 1997, compared to $141,000 for the same period in fiscal year 1996.
For the six months ended March 31, 1997, office building and equipment expenses increased $176,000, or 63.2%, to $455,000 from $279,000 for the same period in fiscal year 1996. The increase resulted primarily from the acquisitions that occurred in May 1996 and January 1997.

     For the three months ended March 31, 1997, data processing increased $25,000, or 26.5%, to $121,000 from $95,000 for the same period in fiscal year 1996. For the six months ended March 31, 1997, data processing increased $62,000, or 34.5%, to $241,000 from $180,000 for the same period in fiscal year 1996. The increase resulted primarily from the increase in cost due to the acquisition that occurred in May 1996 and January 1997. The two entities acquired, Community Savings and Home Federal, were converted to the Bank's in-house data processing system subsequent to their acquisition. The increased expenses reflect additional cost of expanded operations and the deconversion expenses of the service bureau used previously by the entities acquired.

             Charter Financial, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Deposit insurance premiums decreased $69,000, or 64.6%, to $38,000 for the second quarter of fiscal year 1997 compared to $107,000 for the second quarter of fiscal year 1996. For the six months ended March 31, 1997, deposit insurance premiums decreased $170,000, or 81.8%, to $38,000 from $207,000 for the same period in fiscal year 1996. These decreases are the result of no deposit insurance premiums being expensed during the first quarter of fiscal year 1997. Due to the Deposit Insurance Funds Act of 1996 and the result of the recapitalization of SAIF, the Bank was refunded the quarterly assessment. Beginning with the January 1, 1997, the annual assessment rate on the SAIF deposits decreased to .000648 compared to the prior annual assessment rate of .0023.

     Amortization of cost in excess of fair value of net assets acquired increased $89,000, or 270.1%, to $122,000 for the three months ended March 31, 1997, compared to $33,000 for the three months ended March 31, 1996. For the six months ended March 31, 1997, the amortization of cost in excess of fair value of net assets acquired increased $137,000, or 206.0%, to $203,000 from $66,000 for the same period in fiscal year 1996. These increases are the result of the acquisition of Community Savings Bank in Marion, Illinois in May 1996 and the acquisition of Home Federal Savings Bank in January 1997.

     Other noninterest expense increased $188,000, or 49.3%, to $568,000 for the three months ended March 31, 1997 as compared to $381,000 for the same period in fiscal year 1996. For the six months ended March 31, 1997 and 1996, other noninterest expenses were $1.1 million and $799,000, respectively. The increase is primarily a result of increased professional fees and provisions for losses related to mismanagement of accounts by the Company's credit card processor (see-Other Information).

Income Taxes

     Income taxes increased $12,000 for the three months ended
March 31, 1997 as compared to March 31, 1996. The effective income tax rate was 39.1% and 41.4% at March 31, 1997 and 1996, respectively.

     For the six months ended March 31, 1997 and 1996, income taxes were $1.5 million and $1.3 million, respectively. The effective income tax rate was 39.6% at March 31, 1997, compared to 41.4% at March 31, 1996.

             Charter Financial, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Net Income

     Net income totaled $1.1 million for the quarter ended March 31, 1997 as compared with $1.0 million for the quarter ended March 31, 1996. The increase resulted primarily from an increase in net interest income which increase was partially offset by an increase in noninterest expense.

     Net income increased $486,000, or 26.9%, to $2.3 million for the six months ended March 31, 1997 as compared to $1.8 million for the same period in fiscal year 1995. The increase primarily reflects the increase in net interest income which was partially offset by an increase in noninterest expense and income taxes.

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

     Nonperforming residential real estate of $938,000 at March 31, 1997 decreased $131,000, or 12.3%, from the level of nonperforming residential real estate at September 30, 1996. Nonperforming consumer loans decreased to $176,000 at March 31, 1997 from $243,000 at September 30, 1996, primarily a result of effective collection efforts.

     At March 31, 1997, the Company had $386,000 in nonaccrual commercial real estate loans of which $237,000 was classified as loss due to the bankruptcy and anticipated foreclosure of a commercial business. Adequate allowances for losses have been established for these loans.

             Charter Financial, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


                                              March 31,       September 30,
                                                1997               1996
                                                    (In Thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate                       $   938          $    1,069
Commercial real estate                            386                 850
Consumer                                          176                 243
Commercial business                                 -                   -
     Total                                     1,500               2,162
Total real estate acquired through
     foreclosure:                                533                 428
     Total nonperforming assets              $ 2,033          $    2,590
     Total nonperforming assets to
        total assets                             0.51%               0.67%


     At March 31, 1997, the Company had $428,000 of impaired loans. The Company applies the recognition criteria of impaired loans to multi-family residential loans, commercial real estate loans, agriculture loans and restructured loans that are on nonaccrual status or internally classified. Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. At March 31, 1997, $428,000 of impaired loans had reserves of $237,000, while the remaining impaired loans of $191,000 had no specific reserves.

Liquidity and Capital Resources

     Total stockholders' equity at March 31, 1997 was $55.8 million, a decrease of approximately $587,000, or 1.0%, from $56.4 million at September 30, 1996. The decrease was largely attributable to open market purchase of $2.4 million in the Company's common stock (which upon repurchase has been classified as Treasury shares) and the declaration of $546,000 in dividends on outstanding shares of the Company's stock. The decrease for stockholders' equity was partially offset by $2.3 million in net income for the six months ended March 31, 1997.

     The Company's primary sources of funds include deposits, principal and interest payments on loans, investments and mortgage-backed securities, maturities of investments and mortgage-backed securities, borrowings from the Federal Home Loan Bank and repurchase agreements. While maturities and scheduled repayments on loans, mortgage-backed securities and investments are predictable sources of funds, deposit flows and prepayments are greatly influenced by market interest

             Charter Financial, Inc. and Subsidiary
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

rates and competition. The Company's most liquid assets are cash and interest-bearing deposits. At March 31, 1997 and September 30, 1996, the Company's cash and interest-bearing deposits totaled $7.9 million and $9.0 million, respectively. The Company's other sources of liquidity include investment securities classified as available for sale and the proceeds from Federal Home Loan Bank advances which totaled $45.0 million at March 31, 1997.

     As of March 31, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required, actual, and excess capital levels as of March 31, 1997 are as follows:



                                    Required                Actual              Excess of
                                                                                Actual Over
                                           % of                    % of         Regulatory
                                 Amount   Assets        Amount    Assets        Requirement

Tier 1 (Core) Capital
Leverage Ratio             $ 11,635,667    3.00%    $ 43,533,497   11.04%       $ 31,897,830

Tier 1 Risk-Based
Capital Ratio                 8,777,014    4.00%      43,533,497   19.84%         34,756,483

Tier 2 Risk-Based
Capital Ratio                17,554,028    8.00%      45,506,776   20.74%         27,952,748


     At March 31, 1997, the Bank was required to maintain minimum levels of liquid assets by FDIC regulations. The Bank's liquidity policy, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings and is currently 5.00%.
The Bank historically has maintained a level of liquid assets in excess of requirements. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset/liability management objectives. For information regarding funds which the Bank had on deposit with a financial institution which was seized by state banking regulatory authorities; see, Part II, Other Information.

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

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS No. 128 will have a material effect on its financial condition or results of operations.

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

                   Part II - Other Information


Item 1.   Legal Proceedings

     From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business.
None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company.

Item 2.   Changes in Securities

     Not applicable


Item 3.   Defaults upon Senior Securities

     Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on
January 16, 1997. The following are the items voted on and the results of the shareholder voting:

     1. The election of John A. Becker, Michael R. Howell, William A. Norton and Dennis F. Doelitzsch to serve as directors for terms of three years or until their successors have been elected and qualified. The election of Ralph Eugene Watson to serve as director for a term of two years or until his successors have been elected and qualified.


                                   FOR            WITHHELD
          John A. Becker           3,291,978      74,838
          Michael R. Howell        3,293,644      73,172
          William A. Norton        3,292,544      74,272
          Dennis F. Doelitzsch     3,291,378      75,438
          Ralph Eugene Watson      3,294,878      71,938


          In addition to the nominees, the following directors will continue in office:


                         Current Term
                         To Expire

Truman D. Cashman        1998
Linda M. Johnson         1998
Carl S. Schlageter, M.D. 1998
James H. Clutts          1998
John Petkas, Jr.         1999
Klondis T. Pirtle        1999


     2.   The approval of the Charter Financial, Inc. 1997 Stock
          Option Plan.

                              FOR            AGAINST   ABSTAIN
          Number of Votes     3,294,878      184,232   34,175

     3.   The approval of the Charter Financial, Inc. 1997
          Recognition and Retention Plan.

                              FOR            AGAINST   ABSTAIN
          Number of Votes     3,148,409      221,474   33,425

     4.   The ratification of the appointment of KPMG Peat
          Marwick LLP, as auditors for the Company for the fiscal year ended September 30, 1997.

                              FOR            AGAINST   ABSTAIN
          Number of Votes     3,324,925      29,406    8,385

Item 5.   Subsequent Event

     None


Item 6.   Other Information

     At the close of business on January 15, 1997, Charter Bank, S.B. purchased Home Federal Savings of Carbondale, Illinois, for $6.3 million. The acquisition was accounted for as a purchase and the Bank recorded approximately $2.6 million of goodwill.
The goodwill will be amortized over a 15 year period. As part of the purchase, the Bank assumed $23.8 million in deposit liabilities. The Bank acquired loans receivable of $21.4 million, mortgage-backed securities of $1.9 million, investment securities of $3.1 million and building and equipment with a value of $219,000.

     On May 9, 1995, Charter Bank (the Bank) entered into an agreement with FTA Card Services, Inc. (FTA) wherein FTA would provide third-party processing and servicing to the Bank for credit cards to the Bank's customers. FTA billed, collected and administered payment on said card program on behalf of the Bank. On November 8, 1996, FTA notified Charter Bank that FTA was withdrawing from the credit card business and that a deficiency existed in the Bank's clearing account. According to FTA, the deficiency was due to FTA's poor bookkeeping and internal controls. FTA's president accepted full responsibility for said deficiency and that he would provide to the Bank a viable plan for taking care of said deficiency. At least nine other financial institutions were also involved. The Bank has determined its share of said deficiency to be approximately $330,000 although FTA estimates the Bank's deficiency to be approximately $142,000. The Bank, to date, has established a reserve of $158,000 for potential losses. The Bank is pursuing its options regarding collection of this deficiency from FTA and its president. The Bank will continue to review its reserve as more information and facts become available.


Item 7.   Exhibits and Reports

     None

                           SIGNATURES



     Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CHARTER FINANCIAL, INC.


Date:                         /s/ John A. Becker
                              -----------------------------------
                              John A. Becker
                              Chairman of the Board and President


Date:                         /s/ Michael R. Howell
                              -----------------------------------
                              Michael R. Howell
                              Executive Vice President and
                                Treasurer
                              (Chief Financial Officer)