Form 10-Q
period 1997-06-30
CHARTER FINANCIAL INC
filed 1997-07-25
CIK 947122

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                          JUNE 30, 1997

                   File Commission No. 0-27304

                     Charter Financial, Inc.
                ---------------------------------
     (Exact name of registrant as specified in its charter)

                            Illinois
                    ------------------------
(State or other jurisdiction of incorporation or organization)

                           37-1345386
                    ------------------------
              (I.R.S. Employer Identification No.)


          114 West Broadway
          Sparta, Illinois                  62286
----------------------------------------------------
(Address of principal executive office)   (Zip Code)

       Registrant's telephone number, including area code:
                         (618) 443-2166

                         Not Applicable
      ----------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes /X/    No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,149,758 shares of the Bank's common stock outstanding as of July 18, 1997.

             CHARTER FINANCIAL, INC. AND SUBSIDIARY

                              INDEX


PART I    FINANCIAL INFORMATION                             PAGE

Item 1.   Financial Statements

          -  Consolidated Balance Sheets                    1
          -  Consolidated Statements of Income              2
          -  Consolidated Statement of Stockholders' Equity 3
          -  Consolidated Statements of Cash Flows          4
          -  Notes to Consolidated Financial Statements     5


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        7


PART II   OTHER INFORMATION                                 17


SIGNATURES                                                  19


             Charter Financial, Inc. and Subsidiary
                   Consolidated Balance Sheets
              June 30, 1997 and September 30, 1996
                           (Unaudited)


                                                                               June 30,        September 30,
                                                                                 1997              1996

ASSETS
Cash                                                                          $   2,174,919    $   1,492,740
Interest-bearing deposits                                                         7,278,333        7,475,682
Investment securities, net                                                       58,902,665       67,473,525
Mortgage-backed securities, net                                                  15,454,686       16,632,214
Loans receivable, net                                                           289,796,698      275,486,929
Accrued interest receivable                                                       2,660,302        3,098,131
Real estate acquired by foreclosure, net                                            506,018          428,279
Stock in Federal Home Loan Bank, at cost                                          2,549,800        3,049,900
Office properties and equipment, at cost
  less accumulated depreciation                                                   5,940,355        5,990,392
Prepaid expenses and other assets                                                   534,329        1,995,423
Deferred tax asset, net                                                             916,153          955,304
Cost in excess of fair value of net assets acquired                               5,624,012        3,320,843
Core deposit intangible                                                             929,792        1,031,729
                                                                                -----------      -----------
                                                                              $ 393,268,062    $ 388,431,091
                                                                                -----------      -----------
                                                                                -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                                                        274,184,197      248,722,627
Accrued interest on deposits                                                        704,493          576,341
Borrowed money                                                                   58,330,728       76,353,783
Advance payments by borrowers for taxes and insurance                             1,384,448        1,084,720
Income taxes payable                                                                725,396          188,097
Accrued expenses and other liabilities                                            1,037,352        5,111,072
                                                                                -----------      -----------
     Total liabilities                                                     336,366,614      332,036,640
                                                                                -----------      -----------
Stockholders' Equity:
 Preferred stock, $0.10 par value per share:
  1,000,000 shares authorized; none issued                                                -                -
 Common stock, $0.10 par value per share:
  8,000,000 shares authorized; 4,365,458 and
  4,253,459 issued at June 30, 1997 and
  September 30, 1996, respectively                                                  436,546          425,346
Additional paid-in capital                                                       30,448,820       28,762,464
Treasury stock, at cost: 215,700 shares and -0-
 shares at June 30, 1997 and September 30,
 1996, respectively                                                              (3,617,138)              --
Retained earnings-substantially restricted                                       32,220,890       28,885,198
Unrealized gain (loss) on securities available for sale, net                         13,327         (206,204)
Unamortized restricted stock awards                                              (1,294,272)              --
Unearned ESOP shares                                                             (1,306,725)      (1,472,353)
                                                                                -----------      -----------
     Total stockholders' equity                                             56,901,448       56,394,451
                                                                                -----------      -----------
                                                                              $ 393,268,062    $ 388,431,091
                                                                                -----------      -----------
                                                                                -----------      -----------

See accompanying notes to unaudited consolidated financial statements.

             Charter Financial, Inc. and Subsidiary
                Consolidated Statements of Income
           For the three months and nine months ended
                     June 30, 1997 and 1996
                           (Unaudited)

                                                               For the Three Months Ended          For the Nine Months Ended
                                                                         June 30,                            June 30,
                                                                  1997             1996               1997           1996
Interest income:
  Loans receivable                                             $  6,240,859   $  4,883,520        $ 18,029,314   $13,812,489
  Mortgage-backed securities                                        285,169        288,638             835,160       853,426
  Investments                                                       984,418        956,728           3,136,978     2,695,645
  Other                                                              52,057         70,170             139,047       219,306
                                                               ------------   ------------        ------------   -----------
    Total interest income                                         7,562,503      6,199,056          22,140,499    17,580,866
                                                               ------------   ------------        ------------   -----------
Interest expense:
  Deposits                                                        3,116,395      2,529,930           9,198,712     6,905,079
  Borrowed money                                                    870,715        498,344           2,528,766     1,740,612
                                                               ------------   ------------        ------------   -----------
    Total interest expense                                        3,987,110      3,028,274          11,727,478     8,645,691
                                                               ------------   ------------        ------------   -----------
    Net interest income                                           3,575,393      3,170,782          10,413,021     8,935,175
Provision for losses on loans                                        65,000         50,000             221,250       110,000
                                                               ------------   ------------        ------------   -----------
  Net interest income after provision for losses on loans         3,510,393      3,120,782          10,191,771     8,825,175
                                                               ------------   ------------        ------------   -----------
Noninterest income:
  Late charges and other loan fees                                  145,432        108,632             419,626       252,710
  Gain on sale of investment securities
    and mortgage-backed securities                                   60,890              -             147,352             -
  Deposit account fees                                              238,207        202,953             710,388       570,057
  Commissions and fees                                               56,460         80,092             162,909       209,696
  Other                                                           1,388,103        155,557           1,643,733       317,278
                                                               ------------   ------------        ------------   -----------
    Total noninterest income                                      1,889,092        547,234           3,084,008     1,349,741
                                                               ------------   ------------        ------------   -----------
Noninterest expense:
  Compensation and employee benefits                              1,010,091        940,008           2,876,424     2,671,467
  Office buildings and equipment                                    232,529        170,133             687,354       448,746
  Data processing                                                   122,181        104,526             363,546       284,039
  Advertising                                                        40,573         61,908             145,249       187,293
  Deposit insurance premiums                                         57,247        117,587              94,942       325,000
  Other                                                             502,020        402,126           1,588,686     1,200,674
  Provision for losses and expenses
    on real estate acquired by foreclosure                           49,582         30,601             133,948        62,864
  Amortization of cost in excess of fair value
    of net assets acquired                                          124,577         64,158             327,784       130,576

                                                               ------------   ------------        ------------   -----------
    Total noninterest expense                                     2,138,800      1,891,047           6,217,933     5,310,659
                                                               ------------   ------------        ------------   -----------
    Income before income taxes                                    3,260,685      1,776,969           7,057,846     4,864,257
Income taxes                                                      1,351,326        699,529           2,853,925     1,978,570
                                                               ------------   ------------        ------------   -----------
  Net income                                                    $ 1,909,359    $ 1,077,440         $ 4,203,921   $ 2,885,687
                                                               ------------   ------------        ------------   -----------
                                                               ------------   ------------        ------------   -----------
Earnings per share                                              $      0.45    $      0.22         $      0.98   $      0.62
                                                               ------------   ------------        ------------   -----------
                                                               ------------   ------------        ------------   -----------

See accompanying notes to unaudited consolidated financial statements.

PAGE

                          Charter Financial, Inc. and Subsidiary
                      Consolidated Statement of Stockholders' Equity
                             Nine Months Ended June 30, 1997
                                       (Unaudited)



                                                                               Unrealized
                                                                               gain (loss)
                                                                 Retained     on securities   Unamortized
                                     Additional                  earnings,     available for   restricted   Unearned       Total
                            Common     paid-in     Treasury    substantially   sale, net, of     stock        ESOP     stockholders'
                            stock      capital       stock       restricted   applicable taxes   awards      shares        equity
Balance,
 September 30, 1996       $425,346   $28,762,464   $        -   $28,885,198   $(206,204)   $         -    $(1,472,353)  $56,394,451
Net income                       -             -            -     4,203,921           -              -              -     4,203,921
Issuance of restricted
 stock awards               11,200     1,426,880            -             -           -     (1,438,080)             -             -
Purchase of treasury
 stock                           -             -   (3,617,138)            -           -              -              -    (3,617,138)
Amortization of unearned
 ESOP shares                     -       259,476            -             -           -              -        165,628       425,104
Amortization of restricted
 stock awards                    -             -            -             -           -        143,808              -       143,808
Dividends declared on
 common stock                    -             -            -      (868,229)          -              -              -      (868,229)
Change in unrealized gain
 (loss) on securities
 available for sale, net         -             -            -             -    (219,531)             -              -      (219,531)
                          --------   -----------  -----------   -----------   ---------    -----------    -----------   -----------
Balance, June 30, 1997    $436,546   $30,448,820  $(3,617,138)  $32,220,890   $  13,327    $(1,294,272)   $(1,306,725)  $56,901,448
                          --------   -----------  -----------   -----------   ---------    -----------    -----------   -----------
                          --------   -----------  -----------   -----------   ---------    -----------    -----------   -----------


See accompanying notes to unaudited consolidated financial statements.

PAGE

             Charter Financial, Inc. and Subsidiary
              Consolidated Statements of Cash Flows
            Nine months ended June 30, 1997 and 1996
                           (Unaudited)

                                                                          June 30,        June 30,
                                                                           1997            1996
Cash flows from operating activities:
  Net income                                                    $   4,203,921           $   2,885,687
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization:
      Office properties and equipment                                 519,498                 352,379
      Discounts related to purchase accounting                        (40,144)                (49,834)
      Cost in excess of fair value of net assets acquired             327,784                 130,575
      Fees, discounts and premiums                                   (847,687)             (2,163,708)
      Stock plans                                                     568,912                 614,359
    Decrease (increase) in accrued interest receivable                574,826                (242,311)
    Increase (decrease) in accrued interest on deposits                16,173                (446,591)
    Provision for losses on loans                                     221,250                 110,000
    Net change in income taxes                                        602,273                 318,722
    Gain on sale of investment securities and
      mortgage-backed securities, net                                (147,352)                      -
    Net change in other assets and other liabilities               (2,460,434)              1,652,062
      Net cash provided by operating activities                     3,539,020               3,161,340
Cash flows from investing activities:
  Principal repayment on:
    Loans receivable                                               84,132,152              76,408,019
    Mortgage-backed securities                                      3,296,970               3,333,851
    Investment securities                                           1,036,468               1,742,281
  Proceeds from sale of:
    Loans receivable                                                1,016,371               1,390,541
    Mortgage-backed securities                                      1,760,221                       -
    Investment securities                                           5,618,707                       -
  Maturity of investment securities                                16,590,000              15,685,996
  Proceeds from redemption of FHLB stock                              695,100                 656,000
  Purchase of:
    Loans receivable                                               (1,056,550)            (25,433,335)
    Mortgage-backed securities                                     (1,998,351)             (2,032,884)
    Investment securities                                         (11,201,026)            (24,574,604)
  Cash invested in loans receivable                               (76,684,537)            (60,037,346)
  Cash paid for acquisition, net of cash received                  (5,789,109)             (6,930,243)
  Proceeds from sales of real estate acquired by foreclosure, net     368,960                 192,016
  Proceeds from sales of office properties and equipment              134,280                  18,550
  Purchase of office properties and equipment                        (384,374)               (508,568)
      Net cash provided by (used in) investing activities          17,535,282             (20,089,726)
Cash flows from financing activities:
  Increase in deposits                                              1,641,219                4,983,098
  Repayments of FHLB Advances                                        (106,697)                  (9,908)
  Decrease in securities sold under agreements to repurchase, net  (1,440,358)                 (89,073)
  Repayments of ESOP indebtedness                                    (576,000)                (216,000)
  Decrease in other borrowings, net                               (15,900,000)             (12,300,000)
  Increase in advance payments by borrowers for taxes & insurance     277,731                  378,081
  Proceeds from sale of common stock, net                                   -               27,051,859
  Exercise of stock options                                                 -                   59,348
  Dividends paid                                                     (868,229)                (551,018)
  Capital contribution from Charter Bancorp, M.H.C.                         -                  100,000
  Purchase of treasury stock                                       (3,617,138)                       -
  Purchase of treasury stock and retirement of shares                       -               (1,162,500)
    Net cash provided by (used in) financing activities           (20,589,472)              18,243,887
    Net increase in cash and cash equivalents                         484,830                1,315,501
Cash and cash equivalents, beginning of period                      8,968,422                6,347,803
Cash and cash equivalents, end of period                            9,453,252                7,663,304
Supplemental disclosure of cash flow information:
    Interest paid                                               $  11,599,325           $    8,846,788
    Taxes paid                                                      2,340,500                1,659,848
    Loans transferred to real estate acquired by foreclosure          591,355                  636,428
    Interest credited to deposits                                   6,252,352                4,739,631


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

     All adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and nine month periods ended June 30, 1997 and 1996. For information on earnings per share data - see footnote 5.

     Operating results for the three and nine month periods ended
June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

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

     Earnings per share have been computed based upon net income for the three months ended June 30, 1997 and 1996, using weighted average common shares of 4,202,530 and 4,830,732, respectively. Earnings per share for the nine months ended June 30, 1997 and

                                                  (Continued)

             Charter Financial, Inc. and Subsidiary
           Notes to Consolidated Financial Statements

1996 have been computed based upon net income for the nine months using weighted average common shares of 4,277,594 and 4,671,846, respectively.

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

             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     The following discussion reviews the consolidated financial condition and the results of operations of the Company and Subsidiary at and for the three and nine month periods ended June
30, 1997.

Financial Condition

Assets

     Total assets increased approximately $4.8 million, or 1.2%, to $393.3 million at June 30, 1997 from $388.4 million at September 30, 1996. For the nine months ended June 30, 1997 loans receivable, net increased $14.3 million, or 5.2%, to $289.8 million from $275.5 million at September 30, 1996. The increase in assets and loans receivable was attributable primarily to the acquisition of Home Federal Savings Bank ("Home Federal") that occurred on January 15, 1997.

     Investment securities decreased $8.6 million, or 12.7%, to $58.9 million at June 30, 1997 from $67.5 million at September 30, 1996. This decrease was primarily due to the maturity of $16.6 million of investment securities, the sale of $5.6 million of investment securities held as available for sale, and the $1.0 million in investment security principal repayments. These decreases were partially offset by the $11.2 million purchase of investment securities during the nine months ended June 30, 1997. The Company also added $3.1 million of investment securities to its investment portfolio as a result of the acquisition of Home Federal.

     Mortgage-backed securities decreased approximately $1.2 million, or 7.1%, to $15.5 million at June 30, 1997 from $16.6 million at September 30, 1996. The decrease in mortgage-backed securities resulted from $3.3 million in repayments and prepayments and the sale of $1.8 million mortgage-backed securities which were held as available for sale. The decrease was partially offset by the purchase of $2.0 million in mortgage-backed securities. Additionally, the Company added $1.8 million of mortgage-backed securities to its investment portfolio as a result of the acquisition of Home Federal.

Liabilities

     Deposits increased approximately $25.5 million, or 10.2%, to $274.2 million at June 30, 1997 from $248.7 million at September 30, 1996. The increase was primarily the result of the addition of $23.8 million of deposit liabilities from the Home Federal acquisition.

             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Borrowed money decreased by $18.0 million, or 23.6%, to $58.3 million at June 30, 1997 from $76.4 million at September 30, 1996. The repayment of short term advances from the FHLB was funded by investment security maturities and sales and excess loan repayments.

Results of Operations

     The Company's net income increased $832,000, or 77.2%, to $1.9 million for the three months ended June 30, 1997 from $1.1 million for the three months ended June 30, 1996. Net income increased $1.3 million, or 45.7%, to $4.2 million for the nine months ended June 30, 1997, as compared to $2.9 million for the same period in fiscal year 1996.

     Return on average assets and return on average stockholders' equity were 1.93% and 13.68%, respectively, for the third quarter of fiscal year 1997 compared to 1.30% and 6.70%, respectively, for the third quarter of fiscal year 1996. Return on average assets and return on average stockholders' equity were 1.44% and 9.92%, respectively, for the nine months ended June 30, 1997, and 1.85% and 10.84%, respectively, for the same period in fiscal year 1996.

Interest Income

     Interest income totaled $7.6 million for the quarter ended June 30, 1997, as compared to $6.2 million for the quarter ended June 30, 1996, an increase of $1.4 million, or 22.0%. The increase resulted primarily from an increase of $45.6 million in average interest-earning assets as well as an increase in the average yield on interest-earning assets to 8.18% from 7.64%. The increase in average interest-earning assets resulted primarily from the acquisition of Community Savings Bank in May 1996 and Home Federal Savings in January 1997. The increase in average yield resulted primarily from a change in the asset portfolio mix.

     Interest income totaled $22.1 million for the nine months ended June 30, 1997, an increase of $4.6 million, or 25.9%, compared to $17.6 million for the same period in fiscal year 1996. This increase was primarily the result of an increase of $68.0 million in average interest-earning assets as well as an increase in the average yield on interest-earning assets to 8.07% from 7.87%.

     Interest income on loans receivable totaled $6.2 million and $4.9 million for the three months ended June 30, 1997 and 1996, respectively. The increase resulted primarily from the increase in average loans receivable of $49.0 million as well as increase in the average yield on loans receivable

             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


to 8.60% from 8.10%. For the nine months ended June 30, 1997 and 1996, interest income on loans receivable totaled $18.0 million and $13.8 million, respectively. The increase reflects the increase in average loans receivable of $66.8 million.

     Interest income on investment securities increased by $28,000, or 2.9%, to $984,000 for the three months ended June 30, 1997, from $957,000 for the same period in fiscal year 1996. The increase resulted primarily from the increase in average yield on investment securities to 6.33% from 6.10%.

     Average investment securities, including FHLB stock, increased $4.6 million when comparing the nine months ended June 30, 1997 and 1996. Additionally, the average yield on investment securities increased to 6.64% from 6.16%, respectively, for the same periods in fiscal years 1997 and 1996. These increases resulted in an increase in income on investments of $441,000, or 16.4%, to $3.1 million for the nine months ended June 30, 1997, when compared to $2.7 million for the nine months ended June 30, 1996.

     Other interest income decreased $18,000, or 25.8%, for the three months ended June 30, 1997 to $52,000 from $70,000 for the same period in fiscal year 1996. The decrease was primarily the result of a decrease in average interest-bearing assets of $2.2 million which decrease was partially offset by an increase in the average yield.

     For the nine months ended June 30, 1997 and 1996, other interest income was $139,000 and $219,000, respectively. The decrease in other interest income of $80,000, or 36.6%, reflects the decrease in average interest-bearing deposits of $3.5 million which decrease was partially offset by an increase in the average yield on interest-bearing deposits.

Interest Expense

     Interest expense increased $959,000, or 31.7%, to $4.0 million for the quarter ended June 30, 1997 compared to $3.0 million for the quarter ended June 30, 1996. The increase in interest expense resulted primarily from the $61.5 million increase in average interest-bearing liabilities. In addition, the average cost of deposits increased to 4.58% from 4.36% and the average cost of borrowed money increased to 5.68% from 5.04%.

             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Interest expense increased $3.1 million, or 35.6%, for the nine months ended June 30, 1997 to $11.7 million from $8.6 million for the same period during fiscal year 1996. The increase resulted from the $58.2 million increase in average deposits as well as the $17.3 million increase in average borrowed money. The increase also reflects the increase in the average cost of funds on interest-bearing liabilities to 4.79% from 4.60%.

Net Interest Income

     Net interest income totaled $3.6 million and $3.2 million for the three months ended June 30, 1997 and 1996, respectively, reflecting an increase of $405,000, or 12.8%. For the nine months ended June 30, 1997 and 1996, net interest income was $10.4 million and $8.9 million, respectively, reflecting an increase of $1.5 million, or 16.5%. The increase reflects the impact of a more significant increase in the level of higher yielding interest-earning assets as compared to the increase in average interest-bearing liabilities.

Provision for Losses on Loans

     During the three months ended June 30, 1997 and 1996, $65,000 and $50,000, respectively, were added to the allowance for loan losses. During the nine months ended June 30, 1997 and 1996, $221,000 and $110,000, respectively, were added to the allowance for loan losses. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup of the portfolio to determine whether any loans require classification or the establishment of additional reserves. Total nonperforming loans decreased to $1.7 million at June 30, 1997 from $2.2 million at September 30, 1996.
Management determined that the allowance at June 30, 1997 was adequate to absorb potential losses. At June 30, 1997, the allowance for loans losses totaled $2.3 million, or 135.92% of nonperforming loans.

Noninterest Income

     The principal sources of noninterest income include late charges and other loan fees, deposit account fees, and commissions and fees from brokerage activities. Noninterest income for the quarter ended June 30, 1997 increased $1.3 million, or 245.2%, to $1.9 million compared to $547,000 for the same period in fiscal year 1996. The increase is primarily the result of a $1.2 million adjustment for loans purchased in the 1980's as participation loans which were recently determined to have been discounted whole loans (see - Other Information).

             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Noninterest income increased $1.7 million, or 128.5%, to $3.1 million for the nine months ended June 30, 1997 when compared to $1.3 million for the same period in fiscal year 1996. In addition to the $1.2 million adjustment for discounted whole loans, the increase is primarily the result of an increase in late charges and other loan fees, gain on sale of investment securities and mortgage-backed securities, and deposit account fees which increases were partially offset by a decrease in commissions and fees.

Noninterest Expense

     Noninterest expense totaled $2.1 million and $1.9 million for the quarters ended June 30, 1997 and 1996, respectively, an increase of $248,000 or 13.1%. Noninterest expense totaled $6.2 million and $5.3 million for the nine months ended June 30, 1997 and 1996, respectively, an increase of $907,000, or 17.1%.

     Compensation and employee benefits increased $70,000, or 7.5%, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. For the nine months ended June 30, 1997, compensation and employee benefits increased approximately $205,000, or 7.7%, to $2.9 million from $2.7 million for the nine months ended June 30, 1996. The principal reason for the increase in compensation and employee benefits is due to the increased cost of stock plans, including a new management recognition plan that was initiated during the quarter ended March 31, 1997, as well as an increase in the number of employees.

     Office building and equipment expenses increased $62,000, or 36.7%, to $233,000 for the three months ended June 30, 1997, compared to $170,000 for the same period in fiscal year 1996.
For the nine months ended June 30, 1997, office building and equipment expenses increased $239,000, or 53.2%, to $687,000 from $449,000 for the same period in fiscal year 1996. The increase resulted primarily from the acquisitions that occurred in May 1996 and January 1997.

     For the three months ended June 30, 1997, data processing increased $18,000, or 16.9%, to $122,000 from $105,000 for the same period in fiscal year 1996. For the nine months ended June 30, 1997, data processing increased $80,000, or 28.0%, to $364,000 from $284,000 for the same period in fiscal year 1996. The increase resulted primarily from the increase in cost due to the acquisitions that occurred in May 1996 and January 1997. The two entities acquired, Community Savings and Home Federal, were converted to the Bank's in-house data processing system subsequent to their acquisition. The increased expenses reflect additional cost of expanded operations and the deconversion expenses of the service bureau used previously by the entities acquired.

             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Deposit insurance premiums decreased $60,000, or 51.3%, to $57,000 for the third quarter of fiscal year 1997 compared to $118,000 for the third quarter of fiscal year 1996. For the nine months ended June 30, 1997, deposit insurance premiums decreased $230,000, or 70.8%, to $95,000 from $325,000 for the same period in fiscal year 1996. These decreases are the result of no deposit insurance premiums being expensed during the first quarter of fiscal year 1997 and the reduced assessment rate. Due to the Deposit Insurance Funds Act of 1996 and the result of the recapitalization of SAIF, the Bank was refunded the quarterly assessment. Beginning with the January 1, 1997, the annual assessment rate on the SAIF deposits decreased to .000648 compared to the prior annual assessment rate of .0023.

     Amortization of cost in excess of fair value of net assets acquired increased $60,000, or 94.2%, to $125,000 for the three months ended June 30, 1997, compared to $64,000 for the three months ended June 30, 1996. For the nine months ended June 30, 1997, the amortization of cost in excess of fair value of net assets acquired increased $197,000, or 151.0%, to $328,000 from $131,000 for the same period in fiscal year 1996. These increases are the result of the acquisition of Community Savings Bank in Marion, Illinois in May 1996 and the acquisition of Home Federal Savings Bank in January 1997.

     Other noninterest expense increased $100,000, or 24.8%, to $502,000 for the three months ended June 30, 1997 as compared to $402,000 for the same period in fiscal year 1996. For the nine months ended June 30, 1997 and 1996, other noninterest expenses were $1.6 million and $1.2 million, respectively. The increase of $388,000, or 32.3%, is primarily a result of increased professional fees, expenses relating to credit cards, and provisions for losses related to mismanagement of accounts by the Company's credit card processor (see-Other Information).

Income Taxes

     Income taxes increased $652,000 for the three months ended June 30, 1997 as compared to June 30, 1996. The increase was primarily the result of an increase in income before income taxes. The effective income tax rate was 41.4% and 39.4% at June 30, 1997 and 1996, respectively. For the nine months ended June 30, 1997 and 1996, income taxes were $2.9 million and $2.0 million, respectively. The effective income tax rate was 40.4% at June 30, 1997, compared to 40.7% at June 30, 1996.

             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Nonperforming Assets

     The following table sets forth information with respect to nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Generally, loans are placed on nonaccrual status when they are more than 90 days contractually delinquent, and in the opinion of management, collection of additional interest is unlikely. Other nonperforming assets represent property acquired through foreclosure or repossession. Foreclosed property is carried at fair value less estimated selling cost.

     Nonperforming residential real estate of $1.1 million at June 30, 1997 increased $15,000, or 1.4%, from the level of nonperforming residential real estate at September 30, 1996. Nonperforming consumer loans decreased $8,000 to $235,000 at June 30, 1997 from $243,000 at September 30, 1996.

     At June 30, 1997, the Company had $386,000 in nonaccrual commercial real estate loans of which $195,000 was classified as loss due to the anticipated foreclosure of a commercial business. Adequate allowances for losses have been established for this loan.


                                       June 30,     September 30,
                                         1997            1996
                                           (In Thousands)
Loans accounted for on a nonaccrual basis:
  Residential real estate               $1,084         $1,069
  Commercial real estate                   386            850
  Consumer                                 235            243
  Commercial business                        -              -
     Total                               1,705          2,162
Total real estate acquired through
  foreclosure                              506            428
  Total nonperforming assets            $2,211         $2,590
Total nonperforming assets to
  total assets                            0.56%          0.67%


     At June 30, 1997, the Company had $386,000 of impaired loans. The Company applies the recognition criteria of impaired loans to multi-family residential loans, commercial real estate loans, agriculture loans and restructured loans that are on nonaccrual status or internally classified.

             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. At June 30, 1997, the $386,000 of impaired loans had reserves of $195,000.

Liquidity and Capital Resources

     Total stockholders' equity at June 30, 1997 was $56.9 million, an increase of approximately $507,000, or 0.9%, from $56.4 million at September 30, 1996. The increase is largely attributable to $4.2 million in net income for the nine months ended June 30, 1997 which increase is partially offset by the open market purchase of $3.6 million in the Company's common stock (which upon repurchase has been classified as Treasury shares).

     The Company's primary sources of funds include deposits, principal and interest payments on loans, investments and mortgage-backed securities, maturities of investments and mortgage-backed securities, borrowings from the Federal Home Loan Bank and repurchase agreements. While maturities and scheduled repayments on loans, mortgage-backed securities and investments are predictable sources of funds, deposit flows and prepayments are greatly influenced by market interest rates and competition. The Company's most liquid assets are cash and interest-bearing deposits. At June 30, 1997 and September 30, 1996, the Company's cash and interest-bearing deposits totaled $9.5 million and $9.0 million, respectively. The Company's other sources of liquidity include investment securities classified as available for sale and the proceeds from Federal Home Loan Bank advances which totaled approximately $45.0 million at June 30, 1997.

     As of June 30, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required, actual, and excess capital levels as of June 30, 1997 are as follows:



                           Required                    Actual
                        ---------------    -------------------------------
                                                               Excess of
                                                               Actual Over
                                 % of                 % of     Regulatory
                        Amount   Assets    Amount     Assets   Requirement
                       -------   ------    ------     ------   -----------

Tier 1 (Core)      $11,692,835   3.00%  $45,408,867   11.65%   $33,716,032
 Capital Leverage
 Ratio

Tier 1 Risk-
 Based Capital
 Ratio               8,824,060   4.00%   45,408,867   20.58%    36,584,807

Tier 2 Risk-
 Based Capital
 Ratio              17,648,120   8.00%   47,364,572   21.47%    29,716,452


             Charter Financial, Inc. and Subsidiary

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     At June 30, 1997, the Bank was required to maintain minimum levels of liquid assets by FDIC regulations. The Bank's liquidity policy, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings and is currently 5.00%.
The Bank historically has maintained a level of liquid assets in excess of requirements. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset/liability management objectives.

Accounting Developments

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

     During June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement also requires that a liability can be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from the liability either judicially or by the creditor. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe the statement will have a material impact on the financial position of the Company.

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

     None

Item 5.   Subsequent Event

     None

Item 6.   Other Information

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

     In the early 1980s, the Bank purchased from the same Seller three loan participation packages (with participation interests ranging from 75% to 90%) which the Bank has historically accounted for as a purchase of a participation interest.
However, since inception the Bank has received 100% of both the principal and interest payments in said loans. The Bank has recorded the additional interest payments received in accounts payable and has reflected the additional principal payments as a reduction in the recorded loan balances. At each quarter end and fiscal year end an adjustment was made to gross up the loan participation balances based on the original participation percentages with an offsetting credit to accounts payable. Recently, it was concluded that at some point in time the participation agreements were amended whereby the Bank was deemed to have purchased whole loans at a discount. In order to account for these loan purchases based on this conclusion, adjustments were made resulting in an increase to net income of approximately $791,000. The adjustment increased loans receivable by approximately $785,000, to reflect the portion of said loans not previously considered owned by the Bank, and resulted in the establishment of an unearned discount account of approximately $162,000. The impact of recording these loan packages as whole loans should increase monthly interest income by approximately $8,500 over the next year.

Item 7.   Exhibits and Reports

     None

                           SIGNATURES


     Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CHARTER FINANCIAL, INC.


Date:  7/18/97                /s/ John A. Becker
                              -----------------------------------
                              John A. Becker
                              Chairman of the Board and President


Date:  7/18/97                /s/ Michael R. Howell
                              -----------------------------------
                              Michael R. Howell
                              Executive Vice President and
                                Treasurer
                              (Chief Financial Officer)