Form 10-K
period 1997-09-30
CHARTER FINANCIAL INC
filed 1997-12-29
CIK 947122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       [FEE  REQUIRED]

       For the Fiscal Year Ended September 30, 1997

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

         As of December 4, 1997, there were issued and outstanding 4,150,123 shares of the Registrant's Common Stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the last sale price on December 4, 1997, as reported by the Nasdaq National Market, was approximately $71.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the fiscal year ended September 30, 1997 (Parts II and IV).

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  Business

Charter Financial, Inc.

         Charter Financial, Inc. (the "Company") is a Delaware corporation that was organized in June 1995. The only significant asset of the Company is its investment in Charter Bank, S.B., a wholly-owned subsidiary of the Company (the "Bank"). The Company is registered as a savings and loan holding company with the Office of Thrift Supervision (the "OTS").

         The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Bank and are not paid separate remuneration for such services. At September 30, 1997, the Company had total consolidated assets of $387.0 million, total consolidated deposits of $276.0 million, and consolidated stockholders' equity of $58.4 million. The Company's executive office is located at 114 West Broadway, Sparta, Illinois 62286 and its telephone number is (618) 443-2166.

Charter Bank, S.B.

         Charter Bank, S.B. (the "Bank") is an Illinois-chartered savings bank headquartered in Sparta, Illinois. The Bank conducts its business from its main office and seven full-service branches located in Carbondale (2), Murphysboro, Steeleville, DuQuoin, Anna, and Marion, Illinois. The Bank was originally chartered in 1894. The Bank has been a member of the Federal Home Loan Bank System since 1936. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

         The Bank is a community-oriented savings bank engaged primarily in the business of attracting retail deposits from the general public in the Bank's market area and using such funds together with borrowings and funds from other sources to primarily originate mortgage loans secured by one- to four-family residential real estate and consumer loans. The Bank also originates commercial real estate loans, multi-family real estate loans and commercial business loans. Additionally, the Bank invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof, and maintains a portion of its assets in liquid investments, such as overnight funds at the Federal Home Loan Bank ("FHLB") of Chicago. The Bank invests in obligations of the United States Government or agencies thereof, collateralized mortgage obligations, mutual funds, municipal bonds and corporate debentures.

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

Reorganization

         On October 15, 1993, the Bank reorganized from an Illinois-chartered mutual savings bank into an Illinois mutual holding company (the "MHC"). As part of the reorganization, the Bank offered a minority equity interest in the Bank to its depositors, with the MHC retaining majority ownership of the Bank. On December 28, 1995, the MHC merged with and into the Company, then a newly-organized Delaware corporation. In connection therewith, the Company sold shares of its stock to the members of the MHC and to the minority stockholders of the Bank (through the exchange of Company common stock for Bank common stock), thereby becoming the sole stockholder of the Bank.

Forward-Looking Statements

         When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Recent Acquisitions

         In May 1996, the Bank completed its acquisition of Community Savings Bank, Marion, Illinois ("Community"), whereby it assumed deposit liabilities totaling $49.7 million and $1.5 million in borrowed money. The Bank acquired loans receivable of $45.4 million, mortgage-backed securities of $1.3 million, investment securities of $6.3 million and building and equipment with a value of $2.0 million. The Bank is operating Community's office as a branch of the Bank. The total purchase price to acquire Community was approximately $7.5 million, which resulted in goodwill of approximately $2.9 million which is being amortized over a 15-year period.

         On January 15, 1997, the Bank completed its acquisition of Home Federal Savings Bank, Carbondale, Illinois, for approximately $6.3 million. The acquisition was accounted for as a purchase and the Bank recorded approximately $2.6 million of goodwill. The goodwill will be amortized over a 15 year period.

As part of the purchase, the Bank assumed $23.8 million in deposit liabilities. The Bank acquired loans receivable of $21.4 million, mortgage-backed securities of $1.8 million, investment securities of $3.1 million and buildings and equipment with a book value of $219,000.

Planned Merger of the Company

         On November 19, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Magna Group, Inc. ("Magna"), pursuant to which the Company will merge with and into a wholly-owned subsidiary of Magna ("Merger Sub"), with Merger Sub as the surviving entity (the "Merger"). The Agreement provides that each share of the Company's Common Stock will be exchanged for
0.5751 of a share of the common stock, par value $2.00 per share, of Magna and associated Preferred Share Purchase Rights issued pursuant to the Rights Agreement, dated as of November 11, 1988, between Magna and Magna Trust Company.

         Consummation of the Merger is subject to various conditions, including approval of the Merger by certain regulatory authorities and by the stockholders of the Company. No assurance can be given as to when or whether the necessary approvals will be obtained, or, even if obtained, when or whether the Merger will be consummated.

Market Area/Local Economy

         The Bank is a community-oriented savings bank offering a range of retail banking services to residents of its market area. The Bank's market area includes all of Randolph, Jackson, Williamson, Perry and Union counties and portions of Monroe, Washington, Alexander, Pulaski, Jefferson, Johnson, Franklin and St. Clair counties. Management believes that its offices are located in communities that can generally be characterized as stable residential communities of predominantly one- to four-family residences. The Bank's market for deposits is concentrated in the communities surrounding its main office and seven full-service branches. The Bank is the largest independent financial institution headquartered in its market area.

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

Lending Activities

         General. The Bank's loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family residences. At September 30, 1997, the Bank's loans receivable, net, totaled $287.7 million, of which $200.6 million, or 68.60%, consisted of one- to four-family residential mortgage loans. The remainder of the Bank's loans receivable at such date consisted of multi-family loans (1.05%), commercial real estate loans (5.21%), commercial business loans (2.69%) and consumer loans (22.45%). Historically, the principal lending activity of the Bank has been the origination of mortgage loans for the purpose of financing or refinancing one-to four-family residential properties in the Bank's primary market area. For the fiscal year ended September 30, 1997, the Bank's residential loan originations (excluding equity lines of credit) were $29.3 million. For the fiscal year ended September 30, 1997, the Bank's one- to four-family residential mortgage loans increased by $7.3 million, or 3.8%, from September 30, 1996. In order to expand its loan portfolio, in recent years the Bank has emphasized consumer lending and the purchase of adjustable rate mortgage ("ARM") loans secured primarily by residential properties located outside of the Bank's market area.

         The Bank has managed to make its interest-earning assets more interest rate sensitive by, among other things, originating variable interest rate loans, such as ARM loans and medium-term consumer loans, and by investing primarily in short and medium-term securities. The Bank continues to originate fixed-rate mortgage loans secured by one- to four-family residential properties with terms ranging up to 20 years. The ability of the Bank to originate ARM loans is substantially affected by market interest rates and consumer preference for fixed-rate loans in a relatively low interest rate environment. At September 30, 1997, approximately $171.4 million, or 58.6% of the Bank's total loans receivable consisted of loans with variable interest rates.

         During the fiscal year ended September 30, 1997, the Bank sold $917,000 of student loans and $1.7 million of one- to four residential loans and purchased $907,000 of residential one- to four-family mortgage loans. Loan purchases consist primarily of ARM loans secured by properties located outside the Bank's market area. Purchased loans in the aggregate totaled $52.1 million and represented 23.8% of the Bank's total real estate loans at the end of the fiscal year. For the years ended September 30, 1996 and 1995, respectively, the Bank purchased $37.4 million and $25.9 million of residential mortgage loans.

         The Bank also invests in mortgage-backed securities with adjustable interest rates. At September 30, 1997, the Bank's mortgage-backed securities portfolio totaled $14.6 million, or 3.8%, of total assets. At that date, $5.3 million, or 36.6%, of the mortgage-backed securities had adjustable interest rates. Mortgage-backed securities with remaining terms of five years or less represent $641,000, or 4.4%, of the mortgage-backed securities portfolio.

 Analysis of Loan Portfolio. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                        At September 30,
                                            -----------------------------------------------------------------------
                                                     1997                     1996                     1995
                                            ---------------------    ---------------------    ---------------------
                                                                     (Dollars in Thousands)
Real estate loans:
   Residential:
          1-4 family (1)................    $200,610       68.60%    $193,301       68.78%    $134,640        63.45%
          Multi-family..................       3,054         1.05       1,749        0.62        1,479         0.70
   Commercial...........................      15,237         5.21      12,677        4.51        9,186         4.33
                                            --------      -------    --------      ------     --------       ------
          Total real estate loans.......     218,901        74.86     207,727       73.91      145,305        68.48

Commercial business loans...............       7,881         2.69       7,768        2.76        6,634         3.13
Consumer loans:
   Automobile...........................      47,252        16.16      50,292       17.90       49,918        23.52
   Mobile home loans....................         293         0.10         170        0.06          145         0.07
   Education loans......................         550         0.19       1,373        0.49        2,755         1.30
   Loans secured by deposit accounts....       1,821         0.62       1,590        0.57        1,117         0.53
   Other (2)                                  15,735         5.38      12,120        4.31        6,312         2.97
                                            --------      -------    --------      ------     --------       ------
          Total consumer loans..........      65,651        22.45      65,545       23.33       60,247        28.39
                                            --------      -------    --------      ------     --------       ------

                Total loans receivable..     292,433      100.00%     281,040     100.00%      212,186      100.00%
                                                          ======                  ======                    ======
Less:
   Loans in process.....................           1                       36                       37
   Unearned discounts, net..............       2,058                    2,648                    3,429
   Deferred loan fees...................         274                      205                      105
   Allowance for loan losses............       2,258                    2,419                    2,232
   Purchase accounting discounts........         192                      245                      309
                                            --------                 --------                 --------
          Total loans receivable, net...    $287,650                 $275,487                 $206,074
                                            ========                 ========                 ========

----------------

(1) Includes home equity lines of credit of $2.0 million, $1.6 million and $1.8 million at September 30, 1997, 1996, and 1995, respectively.

(2)  Includes personal loans and creditline checking.

         Residential Real Estate Loans. The Bank's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Loans are generated through the Bank's marketing efforts, its existing customers and referrals from mortgage bankers, real estate brokers, builders and local businesses. The Bank generally has limited its real estate loan originations to finance properties located within its market area. When local loan demand has been insufficient to meet desired levels of mortgage loan originations, which has been the case in recent years, the Bank has purchased ARM loans secured by residential properties located outside of its market area. The Bank uses similar underwriting criteria in evaluating residential mortgage loans for purchase as it uses in evaluating residential mortgage loans that it originates directly. At September 30, 1997, the Bank had $200.6 million, or 68.60%, of its total loans receivable invested in mortgage loans secured by one- to four-family residences.

         Historically, the delinquency rate on purchased loans has been higher than that of loans originated by the Bank. Management believes this is primarily due to the fact that the Bank generally does not service most loans which it purchases, thereby making it more difficult to monitor delinquent borrowers. However, in fiscal year 1996, the Bank experienced relatively low delinquency rates on purchased loans. At September 30, 1997 and 1996, purchased loan delinquencies totaled $408,000 and $238,000, respectively, and represented 0.8% and 0.3% of purchased loans outstanding, respectively. The delinquency rate on loans originated by the Bank at September 30, 1997 and 1996 was 0.5% and 0.9%, respectively, of originated loans outstanding. While the Bank intends to continue to purchase loans as it deems appropriate, it will attempt to reduce overall credit risk by increasing the geographic diversity of its loan portfolio.

         The Bank currently originates loans primarily for retention in its portfolio. However, the Bank has been approved to originate and service loans for the Federal National Mortgage Association ("FNMA"). During fiscal year 1997, the Bank sold $1.7 million in loans to FNMA. The Bank's fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Bank currently offers ARM loans for terms ranging up to 30 years. The Bank also offers fixed-rate residential mortgage loans with terms of up to 20 years. The Bank currently offers ARM loans that adjust every year, every three years or every five years from the date of origination, with interest rate adjustment limitations up to two percentage points per year and with a cap of up to six percentage points on total interest rate increases over the life of the loan. The Bank has used different interest indices for ARM loans in the past, and currently uses the one-year, three-year or five-year Constant Maturity Treasury Index. The Bank also has purchased ARM loans with various interest rate indices. Consequently, the interest rate adjustments on the Bank's portfolio of ARM loans do not reflect changes in a particular interest rate index. ARM loans secured by residential one- to four family real estate totaled $149.8 million, or 74.7%, of the Bank's total one- to four-family residential real estate loans at September 30, 1997. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. As interest rates increase, borrowers may prefer ARM loans to fixed rate loans due to ARM loans' lower interest rates. Although it is management's strategy to emphasize ARM loans, market conditions may occur where there will be a demand for fixed-rate loans. The Bank will continue to emphasize ARM loans by offering competitive pricing and service, and as a result ARM loan originations have exceeded fixed-rate mortgage loan originations in recent years. During the year ended September 30, 1997, the Bank originated $9.1 million of fixed-rate residential and multi-family mortgage loans and $25.5 million of ARM loans. During fiscal years 1996 and 1995, the Bank originated $11.1 million and $1.7 million of fixed-rate residential and multi-family mortgage loans and $15.9 million and $13.4 million of ARM loans, respectively.

         The primary purpose of offering ARM loans is to make the Bank's loan portfolio interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Bank predictable cash flows as do long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, during periods of rising interest rates, that the risk of delinquencies and defaults on ARM loans may increase due to the upward adjustment of interest costs to the borrower, thereby resulting in increased loan delinquencies and possibly additional loan losses.

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

         All financial institutions are required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS and FDIC, in December 1992 (the "Guidelines"). The Guidelines set forth, pursuant to the mandates of the Federal Deposit Insurance Corporation Improvement Act of 1991, uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

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

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum LTV ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum LTV ratio on both fixed-rate loans and ARM loans to 95% of the lesser of the appraised value or the purchase price of the property securing the loan in the case of loans secured by one to four family owner-occupied properties. The maximum loan-to-value ratio on other types of real estate loans is generally the lesser of 80% of the appraisal value or the purchase price of the property.

         When underwriting residential real estate loans, the Bank reviews and verifies each loan applicant's income and credit history. Management believes that stability of income and past credit history are integral parts of the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant's total monthly income. In addition, total monthly obligations of the applicant excluding mortgage payments, are limited to 8% of the applicant's gross monthly income. Thus, a residential real estate loan applicant's total debt service to income ratio should not exceed 36%. Written appraisals are reviewed on each real estate property offered to secure an applicant's loan. For real estate loans with LTV ratios of between 85% and 95%, the Bank requires private mortgage insurance. The Bank requires fire and casualty insurance, as well as title insurance, on all properties securing real estate loans.

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

         Commercial Real Estate and Multi-Family Residential Real Estate Loans. The Bank originates commercial real estate and multi-family residential real estate loans. At September 30, 1997, $15.2 million, or 5.21%, of the Bank's loan portfolio consisted of commercial real estate loans and $3.1 million, or 1.05%, consisted of multi-family real estate loans. The Bank's commercial real estate loans are secured primarily by improved properties such as offices, small building facilities and other non-residential buildings. The maximum LTV ratio for commercial real estate loans originated or purchased by the Bank is 80%. At

September 30, 1997, approximately 93.1% of the Bank's commercial real estate loans and multi-family residential real estate loans were secured by properties located within the State of Illinois. At that date, the largest commercial real estate loan had a principal balance of $1.0 million. At September 30, 1997, the largest multi-family residential real estate loan had a principal balance of $405,000 and was performing in accordance with its terms.

         The underwriting standards employed by the Bank for commercial real estate and multi-family residential real estate loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The income approach is primarily utilized to determine whether income generated from the applicant's business or real estate offered as collateral is adequate to repay the loan. The value of the real estate offered as collateral is reviewed by the Bank in relation to the proposed loan amount. Generally, the loan amount cannot be greater than 80% of the value of the real estate. Written appraisals are obtained by the Bank from either licensed or certified appraisers on all multi-family and commercial real estate loans. The Bank assesses the creditworthiness of the applicant by reviewing a credit report or obtaining other public records regarding the applicant.

         Loans secured by commercial and multi-family real estate generally involve a greater degree of credit risk than one-to four- family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing properties and the successful operation or management of the properties securing the loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related business and real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Commercial Business Loans. The Bank originates commercial business loans to borrowers located in its market area which are secured by collateral other than real estate. Such commercial business loans are generally secured by equipment, inventory and accounts receivable, and generally are offered with adjustable rates and various terms to maturity. In addition, the Bank, on a limited basis, originates loans to automobile dealerships and one mobile home dealership for the purpose of allowing dealerships to finance their inventory. The Bank secures the automobile dealership loans by perfecting a security interest in the dealership's used motor vehicles. At September 30, 1997, the Bank had four automobile dealership floor plan loans, the largest of which had an outstanding principal balance of $675,000 and one mobile home dealership floor plan loan, which had an outstanding balance of $232,000. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its commercial business loans. Commercial business loans totaled $7.9 million, or 2.69%, of the Bank's total loans receivable at September 30, 1997. At that date, the Bank's largest commercial business loan other than the largest automobile dealership floor plan loan had a principal balance of $669,000, and was secured primarily by equipment and fixtures.

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

         Consumer Loans. As of September 30, 1997, consumer loans totaled $65.7 million, or 22.45%, of the Bank's total loans receivable. The principal types of consumer loans offered by the Bank are automobile loans, personal loans, creditline checking and loans secured by deposit accounts. Consumer loans generally are offered on a fixed-rate basis. The largest category of consumer loans in the Bank's portfolio consists of loans secured by automobiles. At September 30, 1997, consumer loans secured by automobiles totaled $47.3 million, or 16.16%, of the Bank's total loans receivable. Automobile loans are generally offered with maturities of up to 60 months for new automobiles. Loans secured by used automobiles will have maximum terms which vary depending upon the age of the automobile. The Bank generally will not make an automobile loan with a loan-to-value rate in excess of 80%, although the loan-to-value rate may be greater or less depending on the borrower's credit history, debt to income ratio, home ownership and other banking relationships with the Bank.

         Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At September 30, 1997, consumer loans 90 days or more delinquent totaled $289,000, or 0.4%, of the Bank's consumer loans receivable. Management believes that the Bank's level of consumer loan delinquencies is relatively low in comparison to other financial institutions. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income source. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. See "Delinquencies and Classified Assets" and "Allowance for Loan Losses" below for information regarding the Bank's loan loss experience and reserve policy.

         Loan Maturity Schedule. The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

                                                  1           3            5          10
                                    Within     Through     Through      Through     Through     Beyond
                                    1 Year     3 Years     5 Years         10       20 Years   20 Years      Total
                                    -------     -------     -------     -------     -------     -------     --------
                                                                     (In Thousands)
Real estate loans:
   Residential:
          1-4 family ..........     $ 3,661     $ 2,250     $ 6,191     $27,915     $72,997     $87,596     $200,610
          Multi-family ........        --            65         405         231       1,120       1,233        3,054
   Commercial .................         403         222         230       4,114       9,299         969       15,237
Commercial business loans .....       3,473       1,009         931       1,399       1,069        --          7,881
Consumer loans ................       7,854      22,082      30,644       4,733         275          63       65,651
                                    -------     -------     -------     -------     -------     -------     --------
                Total loans
          receivable ..........     $15,391     $25,628     $38,401     $38,392     $84,760     $89,861     $292,433
                                    =======     =======     =======     =======     =======     =======     ========
Mortgage-backed securities, net     $  --       $   641     $  --       $    92     $ 5,325     $ 8,548     $ 14,606
                                    =======     =======     =======     =======     =======     =======     ========


         The following table sets forth the dollar amount of all loans and mortgage-backed securities at September 30, 1997, which have predetermined interest rates and have floating or adjustable interest rates which are due after September 30, 1998.

                                                                        Floating or
                                                         Fixed Rate     Adjustable       Total
                                                          --------        --------     --------
                                                                      (In Thousands)
Real estate loans:
Residential:
  1-4 family.....................................         $ 47,241        $149,708     $196,949
  Multi-family...................................              373           2,681        3,054
Commercial.......................................            2,010          12,824       14,834
Commercial business loans........................            2,225           2,183        4,408
Consumer loans...................................           57,797             ---       57,797
                                                          --------        --------     --------
    Total loans receivable.......................         $109,646        $167,396     $277,042
                                                          ========        ========     ========
Mortgage-backed securities, net..................          $9,262           $5,344      $14,606
                                                           =======          ======      =======

         Loan Origination, Solicitation and Processing. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is made to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. A loan application file is first reviewed by a loan officer in the Bank's loan department who checks applications for accuracy and completeness, and verifies the information provided. The financial resources of the borrower and the borrower's credit history, as well as the collateral securing the loan, are considered an integral part of each risk evaluation prior to approval. Residential real estate loans with principal balances of $125,000 or less may be approved by either (i) one of the Bank's loan officers, or (ii) four members of the Board of Directors who have reviewed the loan application submitted by a loan officer. Loans secured by single family residences with principal balances in excess of $125,000 but not more than $250,000 must be approved by a loan officer and either the President or Executive Vice President of the Bank. A real estate loan on a single residence exceeding $250,000 must also be approved by one outside director. Loans on two- to four-family dwellings in excess of $350,000 must be approved by a loan officer, the President or Executive Vice President of the Bank and one outside director. Once the loan is approved a loan commitment is promptly issued to the borrower.

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

                                                                       Year Ended September 30,
                                                               ----------------------------------------
                                                                  1997           1996           1995
                                                               ---------      ---------      ---------
                                                                            (In Thousands)
Loans receivable, net at beginning of year ...............     $ 275,487      $ 206,074      $ 178,058
                                                               ---------      ---------      ---------
Originations:
          Real Estate:
                Residential(1) ...........................        34,577         26,987         15,070
                Commercial ...............................         3,893          3,149          1,560
          Commercial business loans(2) ...................        23,426         18,806         15,090
          Consumer .......................................        42,424         40,336         35,338
                                                               ---------      ---------      ---------
                Total originations .......................       104,320         89,278         67,058
Loans purchased ..........................................           907         37,363         28,213
Loans acquired from:
          Community Savings Bank .........................          --           45,442           --
          Home Federal Savings Bank ......................        21,388           --             --
Repayments ...............................................      (112,698)      (102,481)       (67,037)
Loans sold ...............................................        (2,631)        (1,549)        (1,723)

Increase (decrease) in other items, net ..................           877          1,360          1,505
                                                               ---------      ---------      ---------
                Total loans receivable, net at end of year     $ 287,650      $ 275,487      $ 206,074
                                                               =========      =========      =========

---------------
(1) Includes advances on equity lines of credit of $5.3 million, $5.2 million and $3.1 million for September 30, 1997, 1996, and 1995, respectively.

(2) Includes advances on non-mortgage commercial lines of credit of $18.5 million, $15.6 million and $13.8 million for September 30, 1997, 1996 and 1995, respectively.

Mortgage-Backed Securities

          Set forth below is a table showing the Company's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                                                                           Year Ended September 30,
                                                                   ------------------------------------
                                                                      1997          1996          1995
                                                                              (In Thousands)
Mortgage-backed securities, net at beginning of year .........     $ 16,632      $ 16,670      $ 16,071
          Purchases ..........................................        1,998         3,096         2,543
          Mortgage-backed securities acquired from:
                Community Savings Bank .......................         --           1,296          --
                Home Federal Savings Bank ....................        1,834          --            --
Sales ........................................................       (1,759)          (64)         --
Repayments ...................................................       (4,238)       (4,225)       (2,443)
Discount (premium) amortization ..............................          (22)          (38)         (119)
Unrealized gain/(loss) on mortgage-backed securities available
  for sale ...................................................          161          (103)          618
                                                                   --------      --------      --------
          Mortgage-backed securities, net at end of year .....     $ 14,606      $ 16,632      $ 16,670
                                                                   ========      ========      ========

         From time to time the Bank purchases real estate mortgage loans in order to supplement loan originations. During the fiscal year ended September 30, 1997, the Bank purchased $907,000 in loans. At September 30, 1997, purchased loans totalled $52.1 million and comprised 17.8% of total loans receivable. At September 30, 1997, $9.0 million of purchased loans were secured by properties located within the State of Illinois and $43.1 million were secured by properties located throughout the United States. Prior to purchasing loans, Bank personnel will inspect the properties securing the loan and perform other "due diligence" deemed necessary. All purchased loans secured by property outside the Bank's market area must be approved by the Bank's Board of Directors.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Bank may charge loan origination fees. The ability of the Bank to charge loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in the Bank's market area. At September 30, 1997, the Bank had $274,000 of net deferred loan fees. The Bank offered loans with and without fees during the fiscal year ended September 30, 1997. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         In addition to loan origination fees, the Bank also receives other loan fees including late charges. The Bank recognized fees and late charges of $579,000, $391,000 and $241,000 for the years ended September 30, 1997, 1996, and 1995, respectively.

         Loan Concentration. With certain exceptions, an Illinois-chartered savings bank may not make a loan or extend credit for secured and unsecured loans for business, commercial, corporate or agricultural purposes to a single borrower in excess of 15% of the bank's total assets. At September 30, 1997, the Bank had no loans in excess of its loan to one borrower limitation. At that date, the largest concentration of loans to one borrower totaled $1.8 million.

Mortgage-Backed Securities

         The Bank occasionally invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by FHLMC, FNMA and GNMA, had a total carrying value of $14.6 million at September 30, 1997. Included in this amount are $641,000 of mortgage-backed securities with remaining terms of five years or less. Total mortgage-backed securities consisted of $9.3 million of fixed rate mortgage-backed securities and $5.3 million of adjustable-rate mortgage-backed securities.


         Set forth below is a table showing the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                                                                 At September 30,
                                                         -------------------------------------------------------------------
                                                                1997                   1996                     1995
                                                         ------------------     -------------------     --------------------
                                                         Amount     Percent     Amount      Percent      Amount      Percent
                                                                                  (Dollars in Thousands)
Mortgage-backed securities, net
Available for sale (at market value):
          Adjustable ...............................     $ 5,023     33.99%     $ 5,693      34.23%     $ 4,052       24.31%
          Fixed ....................................       8,381     57.78        9,424      56.66       12,203       73.20
                                                         -------    ------      -------     ------      -------      ------
              Total mortgage-backed securities
                available for sale .................      13,404     91.77       15,117      90.89       16,255       97.51
                                                         -------     ------      -------     ------      -------     ------
     Held to maturity (at cost):
          Adjustable ...............................         321      2.20          368       2.21          415        2.49
          Fixed ....................................         881      6.03        1,147       6.90           --
                                                                     -----      -------     ------      -------      ------

             Total mortgage-backed securities
                held to maturity ...................       1,202      8.23        1,515       9.11           415       2.49
                                                         -------     ------      -------     ------      -------     ------
                   Total mortgage-backed securities,
                      net ..........................     $14,606     100.00%    $16,632     100.00%      $16,670     100.00%
                                                         =======     ======     =======     ======       =======     ======

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

         In recent years, the Bank has increased its collection efforts by more closely monitoring delinquent loans and management believes that these efforts have contributed to the loan portfolio's low delinquency levels. At September 30, 1997, the percentage of loans receivable delinquent 90 days or more to total loans receivable, net, was 0.52%.

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

         During fiscal year 1997, non-performing loans as a percentage of total loans receivable, net, decreased from 0.78% as of September 30, 1996 to 0.52% as of September 30, 1997.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At September 30, 1997, 1996 and 1995, the Bank owned approximately $670,000, $428,000 and $140,000, respectively, of property acquired as a result of foreclosure or by deed in lieu of foreclosure and classified as real estate owned. In recent years, the Bank believes it has worked aggressively to minimize real estate owned property by improving collection procedures and tightening loan underwriting standards.

         Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, Federal examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. For assets classified "substandard" and "doubtful", the institution is required to establish general loan loss reserves in accordance with generally accepted accounting principles. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. As part of the periodic examinations of the Bank by regulatory agencies, the staff of such agencies review the Bank's classifications and determine whether such classifications are adequate. Such agencies have, in the past, and may in the future, require the Bank to classify certain assets which management has not otherwise classified or require a classification more severe than established by management. At September 30, 1997, the Bank's classified assets totaled $1.8 million, of which $1.4 million were classified substandard and $359,000 were classified loss. Specific reserves have been made for the assets or portions thereof which are classified as loss. At September 30, 1997, the Bank had no assets classified as special mention.

         The following table sets forth information regarding loans delinquent for more than 90 days and real estate acquired by foreclosure by the Bank at the date indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                         At September 30,
                                       --------------------------------------------------
                                        1997        1996       1995      1994       1993
                                       ------      ------      ----      ----      ------
                                                       (Dollars in Thousands)
Nonperforming loans:
   Residential real estate .......     $  827      $1,069      $544      $290      $2,023
   Commercial real estate ........        381         850       --         16          32
   Consumer ......................        289         243       119        97         150
   Commercial business ...........       --          --         --        --         --
                                       ------      ------      ----      ----      ------
      Total nonperforming loans ..      1,497       2,162       663       403       2,205
Total real estate acquired through
      foreclosure (1) ............        670         428       140       210         241
                                       ------      ------      ----      ----      ------
      Total nonperforming assets .     $ 2,167     $2,590      $803      $613      $2,446
                                       ======      ======      ====      ====      ======
Total nonperforming loans
   to loans receivable, net ......       0.52%       0.78%     0.32%     0.23%       1.40%
                                       ======      ======      ====      ====      ======
Total nonperforming loans
   to total assets ...............       0.39%       0.56%     0.23%     0.15%       0.85%
                                       ======      ======      ====      ====      ======
Total nonperforming assets
    to total assets ..............       0.56%       0.67%     0.27%     0.24%       0.94%
                                       ======      ======      ====      ====      ======

(1) Represents the book value of property acquired by the Bank through foreclosure, real estate in judgment or in-substance foreclosures, net of valuation reserves.

         At September 30, 1997, the Bank's largest nonperforming loan had a principal balance of $381,000 and was secured by commercial real estate. At September 30, 1997, the Bank's largest property constituting real estate owned by the Bank had a book value of $110,000. During the year ended September 30, 1997, the Bank would have recorded $49,000 in gross interest income on loans accounted for on a nonaccrual basis if such loans had performed in accordance with their original terms. During the year ended September 30, 1997, the Bank did not record any interest income attributable to such non-accrual loans.

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

         During the years ended September 30, 1997, 1996 and 1995, the Bank provided $321,000, $170,000 and $360,000, respectively, to the allowance for loan losses. The Bank's allowance for loan losses totaled $2.3 million, $2.4 million and $2.2 million at September 30, 1997, 1996 and 1995, respectively. The provisions for loan losses in recent years reflect management's decision to increase the emphasis on factors in addition to past loan loss experience in evaluating the adequacy of the allowance for loan losses. Accordingly, the increased provision in fiscal year 1997 was necessary to maintain loan loss reserves adequate to absorb potential losses based on management's current estimate of the value of underlying collateral. Accordingly, the increased provision in fiscal year 1995 was necessary to establish loan loss reserves to cover the credit risk associated with one commercial loan and the collateralization of a commercial real estate project based on management's current estimate of the value of the underlying collateral. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for loan losses in the future. Future additions to the Bank's allowance for loan losses and changes in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate loan loss reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

         Analysis of the Allowance For Loan Losses. The following table sets forth the allowance for loan losses by loan category for the periods indicated. The table reflects the allowance for loan losses as a percentage of net loans receivable. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                       At September 30
                                              ----------------------------------------------------------------
                                                1997          1996           1995          1994          1993
                                              --------      --------      --------      --------      --------
                                                                     (Dollars in Thousands)
Total loans outstanding .................     $292,433      $281,040      $212,186      $184,829      $163,365
                                              ========      ========      ========      ========      ========
Average loans receivable, net ...........      285,700       230,765       188,897       168,391       144,923
outstanding
Allowance balance (at beginning of year)      $  2,419      $  2,232      $  2,129      $  2,207      $  1,315
Provision for loan losses ...............          321           170           360           140         1,003
Reserves acquired from:
    Community Savings Bank ..............         --             265          --            --            --
    Home Federal Savings Bank ...........          190          --            --            --            --
Charge-offs:
    Residential real estate .............           87            13            57           116            30
    Commercial real estate ..............           42          --            --            --            --
    Consumer ............................          555           409           293           160           139
    Commercial business .................          145          --            --            --            --
                                              --------      --------      --------      --------      --------
      Total charge-offs .................          829           422           350           276           169
                                              --------      --------      --------      --------      --------
Recoveries:
    Residential real estate .............            9          --               1             6            21
    Consumer ............................          148           174            92            52            37
-----------------------------------------     --------      --------      --------      --------      --------
      Total recoveries ..................          157           174            93            58            58
                                              --------      --------      --------      --------      --------
Allowance balance (at end of year) ......     $  2,258      $  2,419      $  2,232      $  2,129      $  2,207
                                              ========      ========      ========      ========      ========
Allowance for loan losses as a percent
of totalloans outstanding at end of year          0.77%         0.86%         1.05%         1.15%         1.35%
                                              ========      ========      ========      ========      ========
Net loans charged off as a percent of
average  loans receivable, net ..........         0.24%         0.11%         0.14%         0.13%         0.08%
                                              ========      ========      ========      ========      ========

Ratio of allowance for loan losses to
total nonperforming loans at end of year        150.79%       111.89%       336.65%       528.29%       100.09%
                                              ========      ========      ========      ========      ========

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                                                          At September 30,
                                          ---------------------------------------------------------------------------
                                              1997                         1996                        1995
                                                    % of Loans                   % of Loans                 % of Loans
                                                     in Each                      in Each                    in Each
                                                    Category to                  Category to                Category to
                                          Amount    Total Loans       Amount     Total Loans     Amount     Total Loans
                                                                      (Dollars in Thousands)
Balance at end of year applicable to:
Residential real estate .............     $  528         69.65        $  557         69.40%      $  723         64.15%
Commercial real estate ..............        390          5.21           544          4.51          152          4.33
Consumer ............................      1,160         22.45         1,148         23.33        1,120         28.39
Commercial business .................        180          2.69           170          2.76          187          3.13
Credit enhancement ..................       --                                        --             50            --
                                          ------        ------        ------         ------      ------        ------

    Total allowance for loan losses .     $2,258        100.00%       $2,419        100.00%      $2,232        100.00%
                                          ======        ======        ======        ======       ======        ======

Investment Activities

         The Bank's investment portfolio consists primarily of obligations of the United States Government and agencies thereof, collateralized mortgage obligations, mutual funds, municipal bonds, corporate debentures and FHLB stock. The Bank's portfolio of investment securities totaled $59.2 million at September 30, 1997. The Bank's holdings of FHLB stock totaled $2.6 million at September 30, 1997. The Bank's total investment in interest-bearing deposits was $5.0 million at September 30, 1997. Total investment securities at September 30, 1997 were $58.9 million.

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Bank generally has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. The Bank's average liquidity ratio for fiscal year ended 1997 was 5.36%, which was adequate to meet its normal business activities.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio, interest-bearing deposits and FHLB stock at the dates indicated. At September 30, 1997, the market value of the Bank's investment securities was approximately $59.3 million. At September 30, 1997 the market value of the FHLB stock and interest-bearing deposits was approximately equal to the book value of such investments.

                                                                             At September 30,
                                                                    -------------------------------
                                                                      1997        1996        1995
                                                                    -------     -------     -------
                                                                            (In Thousands)
Investment securities:
  Available for sale (at market value):
         U.S. Government and agencies ..........................     $37,831     $43,794     $23,281
         Corporate debentures ..................................       2,100       2,116        --
         Collateralized mortgage obligations ...................       5,581       6,157        --
         Municipal bonds .......................................       1,266        --          --
         Equity securities-mutual funds ........................       6,644       6,546       6,167
                                                                     -------     -------     -------
                  Total investment securities available for sale      53,422      58,613      29,448
                                                                     -------     -------     -------
  Held to maturity (at cost):
         U.S. Government and agencies ..........................        --         1,000       5,000
         Corporate debentures ..................................       1,002       3,275       7,632
         Collateralized mortgage obligations ...................       1,936       2,335       8,948
         Municipal bonds .......................................       2,854       2,250       1,756
         Equity securities - mutual funds ......................        --          --          --
                                                                     -------     -------     -------
                  Total investment securities held to maturity .       5,792       8,860      23,336
                                                                     -------     -------     -------
                           Total investment securities .........      59,214      67,473      52,784
Interest-bearing deposits ......................................       4,954       7,476       5,250
FHLB stock, at cost ............................................       2,600       3,050       2,140
                                                                     -------     -------     -------
                            Total investments ..................     $66,768     $77,999     $60,174
                                                                     =======     =======     =======

         Investment Securities Maturities. The following table sets forth the scheduled maturities, carrying values and average yields for the Bank's investment securities, excluding equity securities, at September 30, 1997. Equity securities consisting of $6.6 million invested in mutual funds have been excluded since such instruments have no stated maturity.

                                                                               At September 30, 1997
                                           -----------------------------------------------------------------------------------------
                                                                                                                          More Than
                                             One Year or Less         One to Five Years          Five to Ten Years        Ten Years
                                                      Annualized             Annualized            Annualized             Annualized
                                                       Weighted               Weighted              Weighted                Weighted
                                           Carrying    Average    Carrying     Average   Carrying    Average    Carrying     Average
                                            Value      Yield      Value        Yield      Value       Yield       Value       Yield
                                            -----      -----      -----        -----      -----       -----       -----       -----
                                                                             (Dollars in Thousands)
Investment securities:
  Available for sale:
    U.S. Government and agencies ......     $3,405     6.70%     $21,510        6.32%    $8,717        7.26%    $ 4,199       7.76%
    Corporate debentures ..............       --       --          2,100        6.12       --           --           --         --
    Collateral mortgage obligations ...       --       --           --           --          454        5.35       5,127       5.71
    Municipal bonds ...................       --       --           --           --          --          --        1,266       5.24
  Held to maturity:
    U.S. Government and agencies ......       --       --           --           --          --          --           --         --
    Corporate debentures ..............      1,002     6.00         --           --          --          --           --         --
    Collateralized mortgage obligations       --       --           --           --          --          --        1,936       5.86
    Municipal bonds ...................        324     5.04        1,151        4.81        150        6.10        1,229       5.62
                                            ------     ----      -------        ----     ------        ----      -------       ----
      Total investment securities .....     $4,731     6.45%     $24,761        6.23%    $9,321        7.15%     $13,757       6.28%
                                            ======     ====      =======        ====     ======        ====      =======       ====

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

 Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including interest-bearing checking accounts, noninterest-bearing checking accounts, savings accounts, money market demand accounts, term certificate accounts and individual retirement accounts. The Bank accepts deposits of $100,000 or more and may offer negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it solicit funds outside its market area. Further, the Bank has rarely used premiums to attract deposits. The Bank does not participate in marketing promotions to attract individual retirement account funds, nor does it pay premium rates for individual retirement account deposits. The Bank also enters into reverse repurchase agreements with large balance depositors, particularly those with maturing certificates of deposit which enable the depositor to reinvest the maturing deposit in reverse repurchase agreements. See "Borrowings." In recent years the Bank's total deposits have increased steadily.

 The following table sets forth the net change in deposits of the Bank for the periods indicated.

                                                        At September 30,
                                               1997           1996           1995
                                            ---------      ---------      ---------
                                                        (In Thousands)
Deposits ..............................     $ 859,231      $ 658,951      $ 672,364
Deposits acquired, net of premium .....        23,820         49,724         19,795
Withdrawals ...........................      (864,404)      (663,674)      (690,467)
                                            ---------      ---------      ---------
  Net increase before interest credited        18,647         45,001          1,692
Interest credited .....................         8,610          6,619          5,464
                                            ---------      ---------      ---------
  Net increase in deposits ............     $  27,257      $  51,620      $   7,156
                                            =========      =========      =========

         Deposit Portfolio. Deposits in the Bank as of September 30, 1997 were represented by the various types of deposit programs described below.


Weighted
 Average                                                                                                 Percentage
 Interest                                                            Minimum                               of Total
   Rate         Minimum Term           Checking and Savings           Amount             Balance          Deposits
   ----         ------------           --------------------           ------             -------          --------
                                                                                     (In Thousands)
0.00%           None                   Noninterest-bearing checking    $    100        $ 13,382               4.85%
2.69            None                   Interest-bearing checking            100          28,876              10.46
3.84            None                   Money market demand                  100          18,159               6.58
2.78            None                   Savings accounts                     100          24,457               8.86
4.76            None                   Savings accounts                   5,000          17,120               6.21
                                                                                       --------            -------
                                                                                        101,994              36.96
                                                                                       --------            -------


                                       Certificates of Deposit


4.43            3 months               Fixed term, fixed rate               500             100               0.04
4.33            91 days                Fixed term, fixed rate               500           1,111               0.40
5.16            6 months               Fixed term, fixed rate               500          19,693               7.14
5.77            9 months               Fixed term, fixed rate               500          13,994               5.07
5.35            1 year                 Fixed term, fixed rate               500          25,395               9.20
5.59            15 months              Fixed term, fixed rate               500           4,063               1.47
5.47            11/2years              Fixed term, fixed rate               500           8,312               3.01
6.01            21 months              Fixed term, fixed rate               500          18,717               6.78
5.52            2 years                Fixed term, fixed rate               500           7,429               2.69
5.00            2 years                Fixed term, adj. rate (1)          1,000             120               0.04
5.74            21/2years              Fixed term, fixed rate               500          20,965               7.60
5.80            21/2years              Fixed term, fixed rate (2)         2,500          12,058               4.37
5.62            25 months              Fixed term, fixed rate (3)         5,000           2,501               0.91
5.78            3 years                Fixed term, fixed rate               500           6,628               2.40
5.53            4 years                Fixed term, fixed rate               500           5,190               1.88
6.22            5 to 10 years          Fixed term, fixed rate (3)           ---           4,010               1.45
5.79            Various                IRA/QRP                           50-100          17,085               6.19
6.02            Various                Negotiated Jumbo                 100,000           6,615               2.40
                                                                                       --------             ------
                                                                                        173,986              63.04
                                                                                       --------            -------
                                                                      Total            $275,980            100.00%
                                                                                       ========            ======

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

                          Balance at                 Increase       Balance           %      Increase      Balance            %
                           9/30/97      % Deposits   (Decrease)   at 9/30/96     Deposits   (Decrease)   (Decrease)       Deposits
                           -------      ----------   ----------   ----------     --------   ----------   ----------       --------
                                                                    (Dollars in Thousands)
Demand Deposits:          $ 13,382           4.85%  $  3,586      $  9,796           3.94%  $  2,158      $  7,638           3.87%
Noninterest-bearing
checking
  Interest-bearing ..       28,876          10.46      2,863        26,013          10.46       (377)       26,390          13.39
checking
  Money market demand       18,159           6.58        710        17,449           7.01        226        17,223           8.74
  Savings accounts ..       41,577          15.07      5,882        35,695          14.35      9,006        26,689          13.54
                          --------         ------    -------      --------         ------   --------      --------         ------
    Total demand
deposits ............      101,994          36.96     13,041        88,953          35.76     11,013        77,940          39.54
                          --------         ------    -------      --------         ------   --------      --------         ------

Certificates of
deposit which
  mature in the
period ending: (1)
  Within 1 year .....      112,180          40.65      2,377       109,803          44.15     36,685        73,118          37.10
  Within 3 years ....       60,305          21.85     16,488        43,817          17.62       (537)       44,354          22.50
  Over 3 years ......        1,501           0.54     (4,649)        6,150           2.47      4,459         1,691           0.86
                          --------         ------    -------      --------         ------   --------      --------         ------

Total certificates of
deposits ............      173,986          63.04     14,216       159,770          64.24     40,607       119,163          60.46
                          --------         ------    -------      --------         ------   --------      --------         ------
      Total deposits      $275,980         100.00%  $ 27,257      $248,723         100.00%  $ 51,620      $197,103         100.00%
                          ========         ======   ========      ========         ======   ========      ========         ======

                                         Balance
                          Increase          at               %
                         (Decrease)      9/30/94          Deposits
                         ----------      -------          --------
Demand Deposits:          $   (488)     $  8,126           4.28%
Noninterest-bearing
checking
  Interest-bearing ..          925        25,465          13.41
checking
  Money market demand       (3,641)       20,864          10.98
  Savings accounts ..       (1,611)       28,300          14.90
                          --------      --------         ------

    Total demand
deposits ............       (4,815)       82,755          43.57
                           --------      --------         ------

Certificates of
deposit which
  mature in the
period ending: (1)
  Within 1 year .....        2,231        70,887          37.32
  Within 3 years ....        9,988        34,366          18.09
  Over 3 years ......         (248)        1,939           1.02
                          --------      --------         ------

Total certificates of
deposits ............       11,971       107,192          56.43
                          --------      --------         ------
      Total deposits      $  7,156      $189,947         100.00%
                          ========      ========         ======



(1) During the year ended September 30, 1994, $1.8 million of certificates of deposit were converted into reverse repurchase agreements and therefore are not reflected in the deposit totals.

         Certificates of Deposit by Rates. The following table sets forth the balances of certificates of deposit in the Bank classified by rates as of the dates indicated:

                                                   At September 30,
                                      ------------------------------------------
                                        1997              1996             1995
                                      --------         --------         --------
                                                    (In Thousands)
Less than 3.00% .............         $     14         $     26         $     24
3.00 - 4.99% ................            3,111           14,827           42,104
5.00 - 6.99% ................          169,123          141,335           73,668
7.00 - 8.99% ................            1,325            3,086            2,704
9.00 - 10.99% ...............              413              496              663
                                      --------         --------         --------
                                      $173,986         $159,770         $119,163
                                      ========         ========         ========

         Certificate of Deposit Maturity Schedule. The following table sets forth the balances and maturities of certificates of deposit in the Bank at September 30,1997.

                                             Balance Due
                       Less Than      1-2        2-3        3 Years
                        1 Year       Years      Years       or More        Total
                      --------     -------     -------     --------     --------
                                          (In Thousands)
Less than 3.00% .     $   --       $  --       $    14     $   --       $     14
 3.00 - 4.99% ...        2,550         519        --             42        3,111
 5.00 - 6.99% ...      108,649      46,148      12,904        1,422      169,123
 7.00 - 8.99% ...          568        --           720           37        1,325
 9.00 - 10.99% ..          413        --          --           --            413
                      --------     -------     -------     --------     --------
                      $112,180     $46,667     $13,638     $  1,501     $173,986

         Large Certificates of Deposit. The following table indicates the balances of certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

               Maturity Period                    Certificates of Deposit
               ---------------                    -----------------------
                                                    (In Thousands)
Three months or less.......................           $    2,516
Three through six months...................                5,858
Six through twelve months..................                3,782
Over twelve months.........................                5,380
                                                       ---------
    Total..................................            $  17,536
                                                       =========

Borrowings

         Deposits are the primary source of funds for the Bank's lending and investment activities. If the need arises, the Bank may rely upon advances from the FHLB to supplement its supply of available funds and to fund deposit withdrawals. Advances from the FHLB are typically secured by the Bank's one- to four-family residential mortgage loans, United States Government and agency securities and mortgage-backed securities. The FHLB functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States Government) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. At September 30, 1997, the Bank had $37.0 million of FHLB advances. From time to time the Bank also enters into agreements to sell securities under terms which require it to purchase the same or substantially similar securities by a specified date ("reverse repurchase agreements"). Reverse repurchase agreements are considered borrowings which are secured by the sold securities. The Bank's reverse repurchase agreements have terms that do not exceed the legal limit of 330 days. At September 30, 1997, the Bank had reverse repurchase agreements totalling $13.3 million.

         The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated.

                                                               For the years ended September 30,
                                                    --------------------------------------------------------
                                                     1997                    1996                     1995
                                                    -------                 -------                 --------
                                                                     (Dollars in Thousands)
Weighted average rate paid on: (1)
  Reverse repurchase agreements.............          5.40%                   5.48%                    5.64%
  FHLB advances.............................           5.89                    5.33                     5.51
  ESOP borrowings...........................           8.00                    8.35                     8.60
Reverse repurchase agreements:
  Maximum balance...........................        $13,345                 $14,782                  $15,406
  Average balance...........................         13,320                  13,510                   14,242
FHLB advances:
  Maximum balance...........................         56,491                  60,996                   42,800
  Average balance...........................         44,455                  34,303                   33,607
ESOP borrowings:
  Maximum balance...........................            576                     844                    1,152
  Average balance...........................            112                     751                    1,033

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

         At September 30, 1997, the Bank had a $939,000 equity investment in Sparta First. For the year ended September 30, 1997 Sparta First had net income of $135,000.

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

REGULATION AND SUPERVISION

         General. The Bank is an Illinois-chartered savings bank and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is subject to extensive regulation by the Illinois Commissioner of Banks and Real Estate (the "Commissioner") and the FDIC. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions with other depository institutions. There are periodic examinations of the Bank by the Commissioner and the FDIC to review the Bank's compliance with various regulatory requirements. The Bank is also subject to certain reserve requirements established by the Board of Governors of the

Federal Reserve System (the "FRB"). This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC, or Congress could have a material impact on the operations of the Company and the Bank. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and the Commissioner. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

         Capital Maintenance. Under FDIC regulations, the Bank must maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMELS Rating of 1 (the highest rating of the federal regulators for banks). For all other banks, the minimum leverage capital requirement is between 4% and 5% of total assets. Core capital is composed of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and qualifying supervisory intangible core deposits), identified losses and investments in certain subsidiaries. At September 30, 1997, the Bank's ratio of core capital to total adjusted assets was 12.10%, which exceeded the minimum leverage requirement.

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1997, the Bank's risk-based capital to total assets ratio was 22.16% and as a result, the Bank exceeded its minimum risk-based capital requirements.

         Set forth below is a summary of the Bank's compliance with its capital requirements as of September 30, 1997.

                                                            At September 30, 1997
                                                          -------------------------
                                                                         Percent of
                                                           Amount           Assets
                                                          -------            -----
                                                           (Dollars in Thousands)
Tier 1 (core) Capital Leverage Ratio:
  Actual level ..................................         $46,800            12.10%
  Required level ................................          11,606             3.00
                                                          -------            -----
  Excess ........................................         $35,194             9.10%
                                                          =======            =====
Tier 1 Risk-based Capital Ratio:
  Actual level ..................................         $46,800            21.30%
  Required level ................................           8,791             4.00
                                                          -------            -----
  Excess ........................................         $38,011            17.30%
                                                          =======            =====
Tier 2 Risk-based Capital Ratio:
  Actual level ..................................         $48,699            22.16%
  Required level ................................          17,579             8.00
                                                          -------            -----
  Excess ........................................         $31,120            14.16%
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

         Under Illinois law, savings banks are required to maintain a minimum total capital to total assets ratio of 3%. The Commissioner is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. As a matter of policy, the Commissioner requires that savings associations that convert to savings banks under the SBA have a minimum core capital to assets ratio of 6%. At September 30, 1997, the Bank's core capital ratio was 12.10% of total adjusted assets, which substantially exceeded the required amount.

         Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. With the prior written consent of the Commissioner, savings banks may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit outstanding at one time, both direct and indirect, by a savings bank to any borrower may not exceed 15% of the savings bank's total capital. At September 30, 1997, the Bank did not have any loans-to-one borrower which exceeded this limitation. For information about the largest borrowers of the Bank, see "Lending Activities--Loan Concentration" above.

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

         The board of directors of a savings bank may declare dividends on its capital stock based upon the savings bank's annualized net profits except that until the paid-in surplus of the savings bank equals its capital stock, a dividend may not be declared unless there has been transferred to paid-in surplus not less than 10% of the net profits of the preceding half year in the case of quarterly or semiannual dividends, or not less than 10% of the net profits for the preceding year in the case of annual dividends. Dividends may not be declared if a savings bank fails to meet its capital requirements. Further written approval of the Commissioner is required by any savings bank having total capital of less than 6% of total assets before any dividends exceeding 50% of the savings bank's profits for any calendar year may be declared. A stock dividend may be declared out of retained earnings at any time.

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

         The SBA provides that any depository institution may merge into a savings bank operating under the SBA. The Board of Directors of each merging institution must approve a plan of merger by resolution adopted by majority vote of all members of the respective boards. After such approval, the plan of merger must be submitted to the Commissioner for approval. The Commissioner may make an examination of the affairs of each merging institution (and their affiliates). The Commissioner may not approve a merger agreement unless he finds that, among other things, (i) the resulting institution meets all requirements of the SBA;
(ii) the merger agreement is fair to all persons affected; and (iii) the resulting institution will be operated in a safe and sound manner. If approved by the Commissioner, the plan of merger must be submitted to stockholders of the depository institution for approval, and may be required to be submitted to members if a mutual savings bank is one of the constituent entities. A two-thirds affirmative vote is required for approval of the plan of merger.

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

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system which replaced the five-tiered numerical rating system.

         Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the Bank Insurance Fund (the "BIF"). The FDIC also has the authority to initiate enforcement actions against institutions, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, including the Savings Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF special assessment applicable to the Bank, which was accrued in fiscal year 1996 and paid to the FDIC in November 1996, was approximately $1.5 million.

         As a result of the SAIF recapitalization, the FDIC reduced the insurance premiums for SAIF-insured deposits to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment. All SAIF-insured institutions are required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s, in an amount equal to 6.48 basis points for each $100 in domestic deposits. As a result of the recent legislation discussed above, BIF-insured institutions are also required to pay an assessment for the repayment of interest on the FICO bonds, in an amount equal to 1.52 basis points for each $100 in domestic deposits. The assessment on SAIF-insured institutions is expected to be reduced to 2.43 basis points for each $100 in domestic deposits no later than January 1, 2000, by which point BIF-insured institutions will participate fully in the FICO bond interest repayment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

         Federal Holding Company Regulation. The Company is a non-diversified savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank is required to notify the OTS 30 days before declaring any dividend to the Company.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a Qualified Thrift Lender ("QTL"). See "Qualified Thrift Lender Test" for a discussion of the QTL requirements. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

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

         Qualified Thrift Lender Test. The QTL test requires an institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either standard, the required assets primarily consist of residential housing related loans and investments. If the Bank fails to meet the QTL test, the Company will lose its status as unitary savings and loan holding company and its business activities will be limited to those permissible for a bank holding company. At September 30, 1997, the Savings Bank met the QTL test and has always met such test since its effectiveness.

Federal and State Taxation

         Federal Taxation. Prior to the enactment of recent legislation (discussed below), savings institutions such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Code, had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Bank does not believe that the legislation will have a material impact on the Bank.

         In addition to the regular income tax, corporations, including savings institutions such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings institutions such as the Bank, were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

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

Personnel

         As of September 30, 1997, the Bank and its subsidiary had a total of 93 full-time and 22 part-time employees. None of the Bank's employees is represented by a collective bargaining group. Management believes that its relationship with the Bank's employees is good.

Executive Officers Who Are Not Directors

         The following is a description of the executive officer of the Company who is not also a director of the Company.

         Karen P. Jacobus. Ms. Jacobus, age 38, has served as Controller of the Bank since 1984. In 1994, Ms. Jacobus was also appointed Vice President of the Bank. Ms. Jacobus was appointed Assistant Controller in 1982 and served in such capacity until her promotion to Controller in 1984. Ms. Jacobus joined the Bank in 1977.

ITEM 2.  Properties

         The Bank conducts its business through its main office located in Sparta, Illinois and seven branch offices. The following table sets forth certain information concerning the main office and each branch office of the Bank at September 30, 1997. At September 30, 1997, the Bank's premises and equipment had an aggregate net book value of approximately $5.9 million. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Holding Company. All facilities are owned.

                                           Year               Book Value at
Location                                 Occupied          September 30, 1997
--------                                 --------          ------------------

Main Office..........................      1958               $  660,747
114 West Broadway
Sparta, Illinois  62286

Branch Office........................      1988               $   37,982
358 South Main
Anna, Illinois  62906

Branch Office........................      1983               $  590,347
500 West Main
Carbondale, Illinois  62901

Branch Office........................      1995               $  413,552
Southtown Shopping Center
DuQuoin, Illinois  62832

Branch Office........................      1978               $  428,759
1101 Walnut
Murphysboro, Illinois  62966

Branch Office........................      1991               $  313,281
424 West Broadway
Steeleville, Illinois  62288

Branch Office........................      1996               $1,535,822
1706 West DeYoung Street
Marion, Illinois 62959

Branch Office........................     1997(1)             $  143,597
635 East Walnut
Carbondale, Illinois  62901

------------------
(1) Acquired in January 1997

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

                                     PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The section titled "Common Stock and Related Matters" of the 1997 Annual Report to Stockholders is incorporated herein by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 6.  Selected Financial Data

         The section titled "Selected Consolidated Financial and Other Data" of the 1997 Annual Report to Stockholders is incorporated herein by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1997 Annual Report to Stockholders is incorporated herein by reference. No other sections of such Annual Report are incorporated herein by this reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item contained in the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

         The sections titled "Consolidated Statements of Financial Condition," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" of the 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant

         Directors.  Information  concerning  the Directors of the Registrant is
incorporated  herein  by  reference  from  the  Registrant's   definitive  Proxy
Statement dated December 10, 1997 (the "Proxy Statement").

         Executive Officers. Information concerning the Executive Officers of the Registrant who are not also Directors of the Registrant is contained in Part I of this Form 10-K under the caption "Executive Officers Who Are Not Directors."

         Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is incorporated herein by reference from the Section captioned
"Section  16(a)  Beneficial   Ownership  Reporting   Compliance"  in  the  Proxy
Statement.

ITEM 11. Executive Compensation

         Information concerning the Executive Compensation of the Registrant is incorporated herein by reference from the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         Information   concerning  security  ownership  of  certain  owners  and
management is incorporated herein by reference from the section titled "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

         Information concerning relationships and transactions is incorporated herein by reference from the section titled "Certain Transactions with the Company" in the Proxy Statement.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on From 8-K

         (a)(1)  Financial Statements

         The following information appearing in the Registrant's 1997 Annual Report is incorporated by reference as Exhibit 13 to this Annual Report on Form 10-K.


                                                                     Page in
                                                                      Annual
      Annual Report Sections                                          Report
      ----------------------                                          ------

Independent Auditors Report.........................................    18

Consolidated Balance Sheets as of September 30, 1997 and 1996.......    19

Consolidated Statements of Income for the years ended
September 30, 1997, 1996 and 1995...................................    20


Consolidated Statements of Stockholders' Equity for the years
ended September 30, 1997, 1996 and 1995.............................    21

Consolidated Statements of Cash Flows for the years ended
September 30, 1997, 1996 and 1995...................................    23

Notes to Consolidated Financial Statements..........................    24

         (a)(2)  Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

         (a)(3)  Exhibits
                                                              Reference to Prior
                                                               Filing or Exhibit
  Regulation S-K                                                Number Attached
  Exhibit Number                    Document                         Hereto
  --------------                    --------                         ------

         2                 Plan of acquisition,                        (1)
                           reorganization, arrangement,
                           liquidation or succession

        3.1                Certificate of Incorporation                (1)

        3.2                Bylaws                                      (1)

         4                 Instruments defining the                    (1)
                           rights of security holders,
                           including debentures

         9                 Voting trust agreement                     None


       10.1                Employment Agreement between                (1)
                           the Bank and John A. Becker,
                           President and Chief Executive
                           Officer

       10.2                Employment Agreement between               10.2
                           the Bank and Michael R. Howell,
                           Executive Vice President and
                           Treasurer

       10.3                Employment Agreement between               10.3
                           the Bank and Linda M. Johnson,
                           Senior Vice President and Secretary

       10.4                Net Worth Maintenance Agreement             (1)

       10.5                Employee Severance Compensation             (1)
                           Plan

       10.6                1993 Incentive Stock Option Plan            (1)

       10.7                1993 Stock Option Plan for                  (1)
                           Outside Directors

       10.8                Management Recognition and                  (1)
                           Retention Plan and Trust

       10.9                Recognition and Retention Plan              (1)
                           and Trust for Outside Directors

       10.10               Supplemental Executive Retirement           (1)
                           Plan

       10.11               1997 Stock Option Plan                      (2)

       10.12               1997 Recognition and Retention Plan         (2)

        11                 Statement re: computation                   Not
                           of per share earnings                    Required

        12                 Statement re: computation                   Not
                           of ratios                                Required

        13                 Annual Report to Security Holders           13


        16                 Letter re: change in certifying            None
                           accountants

        18                 Letter re: change in accounting            None
                           principles

        21                 Subsidiaries of Registrant                  21

        22                 Published report regarding                 None
                           matters submitted to vote of
                           security holders

        23                 Consent of Experts                          23

        24                 Power of Attorney                      Not Required

        27                 Financial Data Schedule                     27

        99                 Additional Exhibits                        None



(1) Filed as exhibits to the Registrant's Registration Statement on Form S-1 filed with the SEC on June 22, 1995 as amended on July 12, 1995. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
(2)      Filed as an appendix to the Registrant's  Definitive Proxy Statement on
         Schedule 14A filed with the SEC on December 10, 1996. Such previously filed document is hereby incorporated by reference in accordance with
         Item 601 of Regulation S-K.

         (b)      Reports on Form 8-K

         The Registrant did not file any Current Reports on Form 8-K during the quarter ended September 30, 1997.

Signatures

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHARTER FINANCIAL, INC.


Date: December 29, 1997             By:    /S/ John A. Becker
                                           ------------------
                                           John A. Becker
                                           President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /S/ John A. Becker                               By:    /S/ Michael R. Howell
     ------------------                                      ---------------------
     John A. Becker, President, Chief Executive              Michael R. Howell, Executive Vice President,
       Officer and Chairman of the Board                       Treasurer and Director
     (Principal Executive Officer)                           (Principal Financial Officer)

Date:December 29, 1997                                Date:  December 29, 1997



By:  /S/ Karen P. Jacobus                             By:    /S/ James Clutts
     --------------------                                    ----------------
     Karen P. Jacobus, Vice President and Controller         James Clutts, Director
     (Principal Accounting Officer)

Date:December 29, 1997                                Date:  December 29, 1997



By:  /S/ Carl S. Schlageter                           By:    /S/ Linda M. Johnson
     ----------------------                                  --------------------
     Carl S. Schlageter, Director                            Linda M. Johnson, Senior Vice President and Director


Date:December 29, 1997                                Date:  December 29, 1997



By:  /S/ William A. Norton                            By:    /S/ John Petkas, Jr.
     ---------------------                                   --------------------
     William A. Norton, Director                             John Petkas, Jr., Director


Date:December 29, 1997                                Date:  December 29, 1997

By:  /S/ Klondis T. Pirtle                            By:    /S/ Dennis F. Doelitzch
     ---------------------                                   -----------------------
     Klondis T. Pirtle, Director                             Dennis F. Doelitzch, Director



Date:December 29, 1997                                Date:  December 29, 1997


By:  /S/ Ralph Eugene Watson                          By:    /S/ Truman D. Cashman
     -----------------------                                 ---------------------
     Ralph Eugene Watson, Director                           Truman D. Cashman, Director



Date:December 29, 1997                                Date:  December 29, 1997