Form 10-Q
period 1997-12-31
CHARTER FINANCIAL INC
filed 1998-02-13
CIK 947122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
        ----------------------------------------------------------------



                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 1997



                           File Commission No. 0-27304
                           ---------------------------

                            Charter Financial, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    Illinois
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   37-1345386
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


        114 West Broadway
         Sparta, Illinois                                          62286
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)


       Registrant's telephone number, including area code: (618) 443-2166
--------------------------------------------------------------------------------

         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,177,673 shares of the Bank's common stock outstanding as of February 6, 1998.

                     CHARTER FINANCIAL, INC. AND SUBSIDIARY

                                      INDEX



PART I            FINANCIAL INFORMATION


Item 1.           Financial Statements

                  -  Consolidated Balance Sheets

                  -  Consolidated Statements of Income

                  -  Consolidated Statement of Stockholders'
                           Equity

                  -  Consolidated Statements of Cash Flows

                  -  Notes to Consolidated Financial Statements


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations


PART II           OTHER INFORMATION


SIGNATURES

                                 Charter Financial, Inc. and Subsidiary

                                      Consolidated Balance Sheets

                                December 31, 1997 and September 30, 1997
                                              (Unaudited)

                                                                      December 31,       September 30,
                                                                          1997                1997
                                                                     -------------      -------------
                       Assets
Cash ...........................................................     $   2,144,964      $   1,342,727
Interest-bearing deposits ......................................         6,711,203          4,954,102
Investment securities, net .....................................        60,456,584         61,813,779
Mortgage-backed securities, net ................................        13,875,365         14,605,919
Loans receivable, net ..........................................       283,365,630        287,649,998
Accrued interest receivable ....................................         2,597,451          2,693,331
Real estate acquired by foreclosure, net .......................           476,916            670,274
Office properties and equipment, at cost
    less accumulated depreciation ..............................         5,660,281          5,862,896
Prepaid expenses and other assets ..............................           858,295            765,415
Income taxes receivable ........................................              --              280,655
Cost in excess of fair value of net
    assets acquired ............................................         5,373,903          5,497,576
Core deposit intangible ........................................           863,378            895,813
                                                                     -------------      -------------
                                                                     $ 382,383,970      $ 387,032,485
                                                                     =============      =============

            Liabilities and Stockholders' Equity

Deposits .......................................................       271,945,538        275,979,748
Accrued interest on deposits ...................................           679,046            783,851
Borrowed money .................................................        48,263,779         50,317,037
Advance payments by borrowers for taxes
    and insurance ..............................................           537,738            313,840
Income taxes payable ...........................................           636,364               --
Deferred tax liability, net ....................................           193,911            210,831
Accrued expenses and other liabilities .........................           687,507          1,009,882
                                                                     -------------      -------------

                                      Total liabilities ........       322,943,883        328,615,189
                                                                     -------------      -------------

                                 Charter Financial, Inc. and Subsidiary

                                      Consolidated Balance Sheets

                                December 31, 1997 and September 30, 1997
                                              (Unaudited)

                                                                      December 31,       September 30,
                                                                          1997                1997
                                                                     -------------      -------------
Stockholders' Equity:
  Common stock, $0.10 par value per share:
    8,000,000 shares authorized; 4,389,373 and
    4,365,823 issued at December 31, 1997 and at
    September 30, 1997, respectively ...........................           438,937            436,582
  Additional paid-in capital ...................................        30,823,290         30,592,730
  Retained earnings - substantially restricted .................        33,806,875         33,137,223
  Unrealized gain (loss) on securities available for sale, net .           297,360            326,291
  Unamortized restricted stock awards ..........................        (1,158,773)        (1,222,368)
  Unearned ESOP shares .........................................        (1,150,464)        (1,236,024)
  Treasury stock, at cost: 215,700 shares at
    December 31, 1997 and September 30, 1997,
    respectively ...............................................        (3,617,138)        (3,617,138)
                                                                     -------------      -------------
                                      Total stockholders' equity        59,440,087         58,417,296
                                                                     -------------      -------------

                                                                     $ 382,383,970      $ 387,032,485
                                                                     =============      =============


See accompanying notes to unaudited consolidated financial statements.

                        Charter Financial, Inc. and Subsidiary

                          Consolidated Statements of Income

                              For the three months ended
                              December 31, 1997 and 1996
                                     (Unaudited)


                                                         For the Three Months Ended
                                                                 December 31,
                                                          --------------------------
                                                             1997           1996
                                                          ----------     ----------
Interest income:
        Loans receivable ............................     $6,138,506     $5,692,505
        Mortgage-backed securities...................        242,999       260,710
        Investments .................................        983,699      1,144,441
        Other .......................................         43,943         58,285
                                                          ----------     ----------
            Total interest income ...................      7,409,147      7,155,941
                                                          ----------     ----------

Interest expense:
        Deposits ....................................      3,219,983      2,953,551
        Borrowed money ..............................        732,778        926,767
                                                          ----------     ----------
            Total interest expense ..................      3,952,761      3,880,318
                                                          ----------     ----------
            Net interest income .....................      3,456,386      3,275,623

Provision for losses on  loans ......................         75,000        111,250
                                                          ----------     ----------
        Net interest income  after provision
         for losses on loans ........................      3,381,386     3,164,373
                                                          ----------     ----------
Noninterest income:
        Late charges and other loan fees.............        144,539       127,461
        Gain on sale of  investment securities ......        103,091        55,595
        Deposit account fees.........................        264,652       244,704
        Commissions and fees ........................         37,285        50,032
        Other .......................................        118,024       140,001
                                                          ----------     ----------
            Total noninterest income ................        667,591       617,793
                                                          ----------     ----------

                        Charter Financial, Inc. and Subsidiary

                          Consolidated Statements of Income

                              For the three months ended
                              December 31, 1997 and 1996
                                     (Unaudited)
                                     (continued)


                                                         For the Three Months Ended
                                                              December 31,
                                                          --------------------------
                                                             1997           1996
                                                          ----------     ----------
Noninterest expense:
        Compensation and  employee benefits .........      1,166,618        803,437
        Office buildings and equipment ..............        229,499        215,597
        Data processing .............................        150,269        120,830
        Advertising .................................         50,397         55,796
        Deposit insurance premiums...................         40,531           --
        Other .......................................        515,297        518,540
        Provision for losses  and expenses
          on real estate  acquired by foreclosure ...         52,599         55,221
        Amortization of  cost in excess of fair value
          of net assets acquired.....................        123,673        80,833
                                                          ----------     ----------

            Total noninterest expense................      2,328,883     1,850,254
                                                          ----------     ----------

            Income before income taxes ..............      1,720,094      1,931,912

Income taxes ........................................        730,432        772,357
                                                          ----------     ----------

            Net income ..............................     $  989,662     $1,159,555
                                                          ==========     ==========
Earnings per share:
        Basic .......................................     $     0.25     $     0.29
                                                          ==========     =========
        Diluted .....................................     $     0.23     $     0.28
                                                          ==========     =========

See accompanying notes to unaudited consolidated financial statements.

                                               Charter Financial, Inc. and Subsidiary

                                           Consolidated Statement of Stockholders' Equity

                                                Three Months Ended December 31, 1997
                                                             (Unaudited)


                                                                                                Unrealized
                                                                                                gain (loss)
                                                                             Retained          on securities           Unamortized
                                                        Additional          earnings,         available for           restricted
                                        Common           paid-in          substantially       sale, net, of              stock
                                         stock           capital            restricted       applicable taxes            awards
                                      ---------       ------------       ------------             -------               ----------
Balance, September 30, 1997 ....      $ 436,582       $ 30,592,730       $ 33,137,223            $326,291              $(1,222,368)

Net income .....................           --                 --              989,662               --                      --

Exercise of stock options ......          2,715            153,347               --                 --                      --

Shares cancelled ...............           (360)           (87,199)              --                 --                      --

Amortization of unearned
         ESOP shares ...........           --              164,412               --                 --                      --

Amortization of restricted
         stock awards ..........           --                 --                 --                 --                      63,595

Dividends declared on
         common stock ..........           --                 --             (320,010)              --                      --

Change in unrealized gain
         (loss) on securities
         available for sale, net           --                 --                 --               (28,931)                  --
                                      ---------       ------------       ------------             -------               ----------

Balance, December 31, 1997 .....      $ 438,937       $ 30,823,290       $ 33,806,875             297,360               (1,158,773)
                                      =========       ============       ============             =======              ===========

                      Charter Financial, Inc. and Subsidiary

                  Consolidated Statement of Stockholders' Equity

                       Three Months Ended December 31, 1997
                                    (Unaudited)
                                    (continued)





                                       Unearned                              Total
                                         ESOP          Treasury         stockholders'
                                        shares          stock              equity
                                      ----------       ----------       ------------
Balance, September 30, 1997 ....      $(1,236,024)    $ (3,617,138)     $ 58,417,296

Net income .....................            --               --              989,662

Exercise of stock options ......            --               --              156,062

Shares cancelled ...............            --               --              (87,559)

Amortization of unearned
         ESOP shares ...........          85,560             --              249,972

Amortization of restricted
         stock awards ..........            --               --               63,595

Dividends declared on
         common stock ..........            --               --             (320,010)

Change in unrealized gain
         (loss) on securities
         available for sale, net            --               --              (28,931)
                                      ----------       ----------       ------------

Balance, December 31, 1997 .....      (1,150,464)      (3,617,138)        59,440,087
                                      ==========       ==========         ==========

See accompanying notes to unaudited consolidated financial statements.

                                               Charter Financial, Inc. and Subsidiary
                                                Consolidated Statements of Cash Flows
                                            Three months ended December 31, 1997 and 1996
                                                             (Unaudited)

                                                                                              December 31,       December 31,
                                                                                                 1997               1996
                                                                                            ------------       ------------
Cash flows from operating activities:
          Net income .................................................................      $    989,662       $  1,159,555
          Adjustments to reconcile net income to net cash
             provided by operating activities:
                Depreciation and amortization:
                    Office properties and equipment ..................................           212,786             66,585
                    Discounts related to purchase accounting .........................           (17,078)           (13,381)
                    Cost in excess of fair value of net assets acquired ..............           123,673             80,833
                    Fees, discounts and premiums .....................................          (426,017)          (555,636)
                    Stock plans ......................................................           313,567             84,127
                Decrease in accrued interest receivable ..............................            95,880            465,848
                Decrease in accrued interest on deposits .............................          (104,805)           (55,219)
                Provision for losses on loans ........................................            75,000            111,250
                Net change in income taxes ...........................................           917,019            722,715
                Gain on sale of investment securities ................................          (103,091)           (55,595)
                Net change in other assets and other liabilities .....................          (483,536)        (1,998,145)
                                                                                            ------------       ------------
                    Net cash provided by operating activities ........................         1,593,060             12,937
                                                                                            ------------       ------------
Cash flows from investing activities:
          Principal repayment on:
                Loans receivable .....................................................        27,287,981         24,702,202
                Mortgage-backed securities ...........................................           653,818            832,981
                Investment securities ................................................           297,870            605,451
          Proceeds from sale of:
                Loans receivable .....................................................           695,773            708,358
                Investment securities ................................................         1,104,063          3,048,750
          Maturity of investment securities ..........................................         2,170,000         10,405,000
          Purchase of:
                Loans receivable .....................................................              --             (313,929)
                Investment securities ................................................        (2,084,017)        (6,101,263)
          Cash invested in loans receivable ..........................................       (23,313,561)       (21,561,562)
          Proceeds from sales of real estate acquired by foreclosure, net ............           211,318               --
          Proceeds from sales of office properties and equipment .....................              --              130,976
          Purchase of office properties and equipment ................................           (10,171)          (125,581)
                                                                                            ------------       ------------
                    Net cash provided by investing activities ........................         7,013,074         12,331,383
                                                                                            ------------       ------------

                                               Charter Financial, Inc. and Subsidiary
                                                Consolidated Statements of Cash Flows
                                            Three months ended December 31, 1997 and 1996
                                                             (Unaudited)
                                                             (continued)

                                                                                              December 31,       December 31,
                                                                                                 1997               1996
                                                                                            ------------       ------------
Cash flows from financing activities:
          Increase (decrease) in deposits ............................................        (4,034,210)         9,351,216
          Repayments of FHLB Advances ................................................           (57,224)        (1,447,838)
          Decrease in securities sold under agreements to repurchase, net ............             3,966            (72,491)
          Repayments of ESOP indebtedness ............................................              --             (576,000)
          Decrease in other borrowings, net ..........................................        (2,000,000)       (14,400,000)
          Increase (decrease) in advance payments by borrowers for taxes and insurance           223,898           (490,345)
          Exercise of stock options ..................................................            68,503               --
          Dividends paid .............................................................          (251,729)          (234,537)
                                                                                            ------------       ------------
                    Net cash used in financing activities ............................        (6,046,796)        (7,869,995)
                                                                                            ------------       ------------
                    Net increase in cash and cash equivalents ........................         2,559,338          4,474,325
Cash and cash equivalents, beginning of period .......................................         6,296,829          8,968,422
                                                                                            ------------       ------------
Cash and cash equivalents, end of period .............................................      $  8,856,167       $ 13,442,747
                                                                                            ============       ============

Supplemental disclosure of cash flow information:
                Interest paid                                                              $   4,057,565       $  3,935,537
                Taxes paid                                                                             -            125,500
                Loans transferred to real estate acquired by foreclosure                         212,324            333,403
                Interest credited to deposits                                                  1,960,439          1,715,074
                                                                                           =============       ============

See accompanying notes to unaudited consolidated financial statements.

                     Charter Financial, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

(1)      Basis of Presentation
         The  accompanying  unaudited  consolidated  financial  statements  were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim consolidated financial statements have read, or have access to, the Company's latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1997 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

         All adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three month period ended December 31, 1997 and 1996. For information on earnings per share data - see footnote 5.

         Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

(2)      Principles of Consolidation
         The accompanying unaudited consolidated financial statements include the accounts of Charter Financial, Inc., Charter Bank, S.B. and Sparta First Service Corporation. All significant intercompany items have been eliminated.

(3)      Earnings Per Share
         During the  quarter  ended  December  31,  1997,  the  Company  adopted
           Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Statement required restatement of all prior-period earnings per share ("EPS") data presented. It replaces the presentation of primary EPS with basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table presents the computation of EPS.

                                   (Continued)

                     Charter Financial, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements


                                                              Three Months
                                                              December 31,
                                                        -------------------------
                                                           1997           1996
                                                        ----------     ----------
BASIC EPS:
Income available to common shareholders ...........     $  989,662     $1,159,555
                                                        ==========     ==========

Average common shares outstanding .................      3,984,963      4,042,849
                                                        ==========     ==========

Basic EPS .........................................           0.25           0.29
                                                        ==========     ==========

DILUTED EPS:
Income available to common shareholders ...........        989,662      1,159,555
                                                        ==========     ==========

Average common shares outstanding .................      3,984,963      4,042,849
Dilutive potential common shares outstanding
    due to common stock options ...................        272,076        147,247
                                                        ----------     ----------

Average number of common shares
   and dilutive potential common shares outstanding      4,257,039      4,190,096
                                                        ==========     ==========

Diluted EPS .......................................           0.23           0.28
                                                        ==========     ==========


(4)      Business Combination
         OnNovember 20,  1997,  Magna Group,  Inc. and Charter  Financial,  Inc.
           jointly announced that they had entered into a definitive agreement for Magna to acquire Charter. The acquisition is anticipated to be completed in the second calendar quarter of 1998 and is subject to, among other things, regulatory approval and the vote of the Charter shareholders.

                                   (Continued)

                     Charter Financial, Inc. and Subsidiary

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         The following discussion reviews the consolidated financial condition and the results of operations of the Company and Subsidiary at and for the three month period ended December 31, 1997.

Financial Condition

Assets

         Total assets decreased approximately $4.6 million, or 1.2%, to $382.4 million at December 31, 1997 from $387.0 million at September 30, 1997. For the three months ended December 31, 1997 loans receivable, net decreased $4.3 million, or 1.5%, to $283.4 million from $287.6 million at September 30, 1997. The decrease in assets and loans receivable was primarily attributable to the $27.3 million repayment and prepayment of loans which decrease was partially offset by the $23.3 million in loan orginations.

         Investment securities decreased $1.4 million, or 2.2%, to $60.5 million at December 31, 1997 from $61.8 million at September 30, 1997. This decrease was primarily due to the maturity of $2.2 million of investment securities, the sale of $1.1 million of investment securities held as available for sale, and the $298,000 in investment security principal repayments. These decreases were partially offset by the $2.1 million purchase of investment securities during the three months ended December 31, 1997.

         Mortgage-backed securities decreased approximately $731,000, or 5.0%, to $13.9 million at December 31, 1997 from $14.6 million at September 30, 1997. The decrease in mortgage-backed securities resulted from $654,000 in repayments and prepayments.

Liabilities

         Deposits decreased approximately $4.0 million, or 1.5%, to $271.9 million at December 31, 1997 from $276.0 million at September 30, 1997. The decrease resulted primarily from a $2.7 million decline in demand deposits and a $2.8 million decrease in money market accounts. The decrease was partially offset by a $1.4 million increase in certificates of deposit.






                                   (Continued)

                     Charter Financial, Inc. and Subsidiary

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         Borrowed money decreased by $2.1 million, or 4.1%, to $48.3 million at December 31, 1997 from $50.3 million at September 30, 1997. The repayment of short term advances from the FHLB was funded by investment security maturities and sales and excess loan repayments.

Results of Operations

         The Company's net income decreased $170,000, or 14.7%, to $990,000 for the three months ended December 31, 1997 from $1.2 million for the three months ended December 31, 1996. Return on average assets and return on average stockholders' equity were 1.03% and 6.71%, respectively, for the first quarter of fiscal year 1998 compared to 1.21% and 8.10%, respectively, for the first quarter of fiscal year 1997.

Interest Income

         Interest income totaled $7.4 million for the quarter ended December 31, 1997, as compared to $7.2 million for the quarter ended December 31, 1996, an increase of $253,000, or 3.5%. The increase resulted primarily from an increase of $5.3 million in average interest-earning assets as well as an increase in the average yield on interest-earning assets to 8.12% from 7.96%. The increase in average interest-earning assets resulted primarily from the acquisition of Home Federal Savings in January 1997. The increase in average yield resulted primarily from a change in the asset portfolio mix.

         Interest income on loans receivable totaled $6.1 million and $5.7 million for the three months ended December 31, 1997 and 1996, respectively. The increase of $446,000, or 7.8%, resulted primarily from the increase in average loans receivable of $12.5 million as well as an increase in the average yield on loans receivable to 8.60% from 8.34%.

         The income on the mortgage-backed securities portfolio decreased $18,000, or 6.8%, to $243,000 for the quarter ended December 31, 1997 compared to $261,000 for the quarter ended December 31, 1996. The decrease in interest income on the mortgage-backed securities was primarily the result of a decrease in the average mortgage-backed securities outstanding of $2.1 million which decrease is partially offset by an increase in the average yield on mortgage-backed securities to 6.95% from 6.51%.





                                   (Continued)

                     Charter Financial, Inc. and Subsidiary

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         Interest income on investment securities decreased by $161,000, or 14.0%, to $984,000 for the three months ended December 31, 1997, from $1.1 million for the same period in fiscal year 1997. The decrease resulted primarily from the decrease in average yield on investment securities to 6.45% from 7.06%, as well as the $3.9 million decrease in average investments.

         Other interest income decreased $14,000, or 24.6%, for the three months ended December 31, 1997 to $44,000 from $58,000 for the same period in fiscal year 1997. The decrease was primarily the result of a decrease in average interest-bearing assets of $1.3 million as well as a decrease in the average yield to 4.05% from 4.11%.

Interest Expense

         Interest expense increased $72,000, or 1.9%, to $4.0 million for the quarter ended December 31, 1997 compared to $3.9 million for the quarter ended December 31, 1996. The increase in interest expense resulted primarily from the $6.2 million increase in average interest-bearing liabilities. The average cost of deposits increased to 4.75% from 4.64% and average deposits increased $16.8 million. These increases were partially offset by the decrease in average cost of borrowed money to 5.64% from 5.93%, as well as the $10.6 million decrease in average borrowed money.

Net Interest Income

         Net interest income totaled $3.5 million and $3.3 million for the three months ended December 31, 1997 and 1996, respectively, reflecting an increase of $181,000, or 5.5%. The increase reflects the impact of a more significant increase in the level of higher yielding interest-earning assets as compared to the increase in average interest-bearing liabilities.

Provision for Losses on Loans

         During the three months ended December 31, 1997 and 1996, $75,000 and $111,000, respectively, were added to the allowance for loan losses. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup of the portfolio to determine whether any loans require classification or the establishment of additional reserves. Total nonperforming loans increased to $1.9 million at December 31, 1997 from $1.5 million at September 30, 1997. Management determined that the allowance at December 31, 1997 was adequate to absorb potential losses. At December 31, 1997, the allowance for loans losses totaled approximately $2.2 million, or 113.68% of nonperforming loans.

                                   (Continued)

                     Charter Financial, Inc. and Subsidiary

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Noninterest Income

         The principal sources of noninterest income includes late charges and other loan fees, deposit account fees, and commissions and fees from brokerage activities. During the first quarter of fiscal year 1998, noninterest income included a gain on sale of investment securities of $103,000 as compared to $56,000 for the same period in fiscal year 1997. Noninterest income for the quarter ended December 31, 1997 increased $50,000, or 8.1%, to $668,000 compared to $618,000 for the same period in fiscal year 1997.

Noninterest Expense

         Noninterest expense totaled $2.3 million and $1.9 million for the quarters ended December 31, 1997 and 1996, respectively, an increase of $479,000 or 25.9%.

         Compensation and employee benefits increased $363,000, or 45.2%, for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. The principal reason for the increase in compensation and employee benefits is due to the increased cost of stock plans, including a new management recognition plan that was initiated during the quarter ended March 31, 1997, as well as an increase in the number of employees that resulted from the acquisition of Home Federal Savings Bank ("Home Federal") in January 1997.

         Office building and equipment expenses increased $14,000, or 6.4%, to $229,000 for the three months ended December 31, 1997, compared to $216,000 for the same period in fiscal year 1997. The increase resulted primarily from the acquisition of Home Federal that occurred in January 1997.

         For the three months ended December 31, 1997, data processing increased $29,000, or 24.4%, to $150,000 from $121,000 for the same period in fiscal year 1997. The increase resulted primarily from the increase in cost due to the acquisition that occurred in January 1997. The entity acquired, Home Federal, was converted to the Bank's in-house data processing system subsequent to the acquisition. The increased expenses reflect additional cost of expanded operations.

         Deposit insurance premiums were $41,000 for the first quarter of fiscal year 1998. Due to the Deposit Insurance Funds Act of 1996 and the result of the recapitalization of SAIF, the Bank did not expense any insurance premium during the first quarter of fiscal year 1997. The current annual assessment rate on the SAIF deposits is .0648%.



                                   (Continued)

                     Charter Financial, Inc. and Subsidiary

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         Amortization of cost in excess of fair value of net assets acquired increased $43,000, or 53.0%, to $124,000 for the three months ended December 31, 1997, compared to $81,000 for the three months ended December 31, 1996. The increase is the result of the acquisition of Home Federal in January 1997.

Income Taxes

         Income taxes decreased $42,000 for the three months ended December 31, 1997 as compared to December 31, 1996. The decrease was primarily the result of a decrease in income before income taxes. The effective income tax rate was 42.5% and 40.0% at December 31, 1997 and 1996, respectively. The increase in the effective tax rate is primarily the result of increases in nondeductible expenses.

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

         Nonperforming residential real estate of $1.3 million at December 31, 1997 increased $463,000, or 56.0%, from the level of nonperforming residential real estate at September 30, 1997. The increase was primarily due to the increased deliquency rate in the purchased loans portfolio. Nonperforming consumer loans decreased $49,000, or 16.9%, to $240,000 at December 31, 1997 from $289,000 at September 30, 1997.

         At December 31, 1997, the Company had $380,000 in nonaccrual commercial real estate loans of which $195,000 was classified as loss due to the anticipated foreclosure of a commercial business. An adequate allowance for losses has been established for this loan.







                                   (Continued)

                                                        December 31,    September 30,
                                                            1997           1997
                                                           ------        ------
                                                              (In Thousands)
Loans accounted for on a nonaccrual basis:
         Residential real estate ...................       $1,290        $  827
         Commercial real estate ....................          380           381
         Consumer ..................................          240           289
         Commercial business .......................         --            --
                                                           ------        ------
                  Total ............................        1,910         1,497
Total real estate acquired through
         foreclosure ...............................          477           670
                                                           ------        ------
         Total nonperforming assets ................       $2,387        $2,167
                                                           ======        ======
Total nonperforming assets to
         total assets ..............................         0.62%         0.56%
                                                           ======        ======

         At December 31, 1997, the Company had $380,000 of impaired loans. The Company applies the recognition criteria of impaired loans to multi-family
residential  loans,   commercial  real  estate  loans,   agriculture  loans  and
restructured loans that are on nonaccrual status or internally classified. Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. At December 31, 1997, the $380,000 of impaired loans had reserves of $195,000.

Liquidity and Capital Resources

         Total stockholders' equity at December 31, 1997 was $59.4 million, an increase of approximately $1.0 million, or 1.8%, from $58.4 million at September 30, 1997. The increase is largely attributable to $990,000 in net income for the three months ended December 31, 1997.

         The Company's primary sources of funds include deposits, principal and interest payments on loans, investments and mortgage-backed securities, maturities of investments and mortgage-backed securities, borrowings from the Federal Home Loan Bank and repurchase agreements. While maturities and scheduled repayments on loans, mortgage-backed securities and investments are predictable sources of funds, deposit flows and prepayments are greatly influenced by market interest rates and competition. The Company's most liquid assets are cash and interest-bearing deposits. At December 31, 1997 and September 30, 1997, the Company's cash and interest-bearing deposits totaled $8.9 million and $6.3 million, respectively. The Company's other sources of liquidity include investment securities classified as available for sale and the proceeds from Federal Home Loan Bank advances which totaled approximately $34.9 million at December 31, 1997.

         As of December 31, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required, actual, and excess capital levels as of December 31, 1997 are as follows:



                                   (Continued)

                     Charter Financial, Inc. and Subsidiary

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                                    Required                    Actual                   Excess of
                             ---------------------     ------------------------        Actual Over
                                             % of                         % of          Regulatory
                                 Amount     Assets         Amount        Assets         Requirement
                             ------------    -----     ------------      ------        ------------
Tier 1 (Core) Capital
Leverage Ratio               $ 11,467,014    3.00%     $ 47,900,600      12.53%        $ 36,433,586

Tier 1 Risk-Based
Capital Ratio                   8,698,381    4.00%       47,900,600      22.03%          39,202,219

Tier 2 Risk-Based
Capital Ratio                 17,396,762     8.00%       49,644,804      22.83%          32,248,042


         At December 31, 1997, the Bank was required to maintain minimum levels of liquid assets by FDIC regulations. The Bank's liquidity policy, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings and is currently 5.00%. The Bank historically has maintained a level of liquid assets in excess of requirements. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes on mortgage loan escrow accounts, repayment of borrowings, when applicable, and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset/liability management objectives.

Accounting Developments

         Also in February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 applies to all entities and establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS No. 129 is not expected to have a material impact on the Company's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.



                                   (Continued)

                     Charter Financial, Inc. and Subsidiary

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

         SFAS No. 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations and cash flows.

         SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Publicly traded enterprises that issue condensed financial statements for interim periods are required to report a total for comprehensive income in those financial statements. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's consolidated financial statements.

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


                                   (Continued)

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



                                   (Continued)

         On November 20, 1997, Magna Group, Inc. and Charter Financial, Inc. jointly announced that they had entered into a definitive agreement for Magna to acquire Charter. The acquisition is anticipated to be completed in the second calendar quarter of 1998 and is subject to, among other things, regulatory approval and the vote of the Charter shareholders.


Item 7.   Exhibits and Reports

          None

                                   SIGNATURES



         Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CHARTER FINANCIAL, INC.


Date:  2/11/98                            s/s John A. Becker
                                          ------------------
                                          John A. Becker
                                          Chairman of the Board and President


Date:  2/11/98                            /s/ Michael R. Howell
                                          ---------------------
                                          Michael R. Howell
                                          Executive Vice President and Treasurer
                                          (Chief Financial Officer)